Form 10-Q
period 1995-04-30
MICHIGAN RIVET CORP
filed 1995-06-09
CIK 65666

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OF THE

                       SECURITIES EXCHANGE ACT of 1934


For Quarter ended April 30, 1995

Commission file number: 0-6056

                          Michigan Rivet Corporation
            ------------------------------------------------------
            (exact name of registrant as specified in its charter)

        Michigan                                        38-1887153
- ------------------------                  ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                    13201 Stephens Road; Warren, MI 48089
                   ---------------------------------------
                   (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (810) 754-5100
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  XX   No
                                 ----     ----

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 1995, close of the period covered by this report.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1994.

PART I.  FINANCIAL INFORMATION                                         FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

         ASSETS                                        April 30,   October 31,
                                                         1995        1994
                                                     -----------  -----------
Current Assets:
  Cash............................................   $   709,949  $   638,266
  Accounts receivable, less allowance of $50,000..     6,385,222    5,763,245
  Inventories.....................................     4,757,246    5,019,346
  Deferred federal income taxes...................       788,000      788,000
  Prepaid expenses and other current assets.......       622,243      645,464
                                                     -----------  -----------
       TOTAL CURRENT ASSETS.......................    13,262,660   12,854,321

Other Assets......................................         9,025       66,906

Property, Plant and Equipment.....................    22,700,041   22,300,890
  Less accumulated depreciation...................    14,038,730   13,485,783
                                                     -----------  -----------
                                                       8,661,311    8,815,107
                                                     -----------  -----------
                                                     $21,932,996  $21,736,334
                                                     ===========  ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................   $ 2,390,000  $ 3,743,000
  Accounts payable................................     4,070,692    3,990,635
  Payroll and employee benefits...................       454,469      541,520
  Other accrued expenses..........................       717,437      774,504
  Current maturities of long-term debt............       498,831      498,831
                                                     -----------  -----------
       TOTAL CURRENT LIABILITIES                       8,131,429    9,548,490

Long-Term Debt....................................     4,194,790    4,379,620

Accrued Retiree Health Liability..................     2,289,832    1,457,602

Deferred Income Taxes.............................       484,568      484,568

Shareholders' Equity
  Common stock - $1 par value
     Authorized - 1,000,000 shares
     Outstanding - 638,525 shares.................       638,525      638,525
  Other capital...................................       117,403      117,403
  Retained earnings...............................     6,076,449    5,110,126
                                                     -----------  -----------
                                                       6,832,377    5,866,054
                                                     -----------  -----------
                                                     $21,932,996  $21,736,334
                                                     ===========  ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)




                                       Three Months Ended        Six Months Ended
                                          April 30                   April 30
                                  -----------------------    ---------------------------
                                     1995         1994            1995          1994
                                  -----------   ---------      -----------   -----------
Net sales.......................  $10,520,858   $9,886,990     $20,374,635   $19,143,304

Cost and expenses:
  Cost of products sold.........    9,254,183    9,085,371      17,989,592    17,576,048
  Selling, administrative
    and general expenses........      893,245      699,976       1,620,836     1,482,976
  Life Insurance Proceeds.......                                (1,141,394)
  Interest expense..............      172,411      162,873         365,901       333,938
                                  -----------   ----------     -----------    ----------
                                   10,319,839    9,948,220      18,834,935    19,392,962
                                  -----------   ----------     -----------    ----------
      Income (Loss) before
        income taxes............      201,019      (61,230)      1,539,700      (249,658)

Income taxes....................       69,000                      524,000
                                  -----------   ----------     -----------     ---------
      Net Income (Loss)           $   132,019   $  (61,230)    $ 1,015,700     $(249,658)
                                  ===========   ==========     ===========     =========
Net Income (Loss) per share.....  $   .21       $ (.09)            $ 1.59      $ (.39)
                                  =======       ======             ======      ======
Dividends per share.............  $   .08       $  -0-             $  .08      $  -0-
                                  =======       ======             ======      ======

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
       CASH FLOWS (UNAUDITED)


                                                             Six Months Ended
                                                                April 30
                                                      -----------------------------
                                                          1995           1994
                                                      -------------   ------------
OPERATING ACTIVITIES
  Net income (loss)..............................     $  1,015,700   $(  249,658)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation..............................          629,084       516,000
       Accrued retiree health liability..........          832,230       718,796
       Cash provided from (used in) changes in
         operating assets and liabilities:
      Accounts receivable........................      (   621,977)   (  627,933)
      Inventories................................          262,100    (  215,000)
      Prepaid expenses and other current assets..           81,102       152,477
      Accounts payable & other accrued expenses..      (    64,061)      230,102
                                                      ------------   -----------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES                          2,134,178       524,784

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment...      (   475,288)   (  122,536)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt.....      ( 1,353,000)      107,193
  Payments on long-term debt.....................      (   184,830)        2,499
  Dividends paid.................................      (    49,377)
                                                      ------------   -----------

         NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES............................      ( 1,587,207)      109,692
                                                      ------------   -----------

         INCREASE (DECREASE) IN CASH.............           71,683       511,940

Cash at beginning of period......................          638,266       201,614
                                                      ------------   -----------
   CASH AT END OF PERIOD....................          $    709,949   $   713,554
                                                      ============   ===========



See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1


On May 25, 1995, the Company and the Warren Plant hourly employees signed an agreement that materially reduces the FAS 106 accrual. The actual amount is not available at this date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 1995 of $10,521,000 increased $634,000, or 6.4% from the sales reported in the comparable period a year ago. The growth in sales resulted from a combination of a 2% increase in volume of products shipped and an increase in gross margins on some products. The net profit for the quarter ended April 30, 1995 was $132,000 vs. a net loss of ($61,000) in the comparable period a year ago.

The lower cost of sales percentage for the current fiscal year quarter is due to improved production efficiencies and lower expenses for rework, salary labor, and freight.

Selling, general and administrative expenses have increased to 8.5% of sales as compared to 7.1% for the previous year comparable period. This increase was due to higher sales commissions and Michigan Single Business Taxes.

Interest expense increased $10,000 due primarily to the higher prime interest rate. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

For the first six months of 1995, net sales of $20,375,000 were 6.4% greater than the same period in 1994, due primarily to the growth of the automotive market of 4% and improved sales margins on some products. The net profit for the first six months of 1995 was $1,016,000 vs. a net loss of ($250,000) in the comparable period a year ago. The pretax profit was favorable affected by life insurance proceeds of $1,141,000.

The results of operations reflected the adoption, effective November 1, 1993, of FASB Statement No. 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." The effect of the change was an additional pretax charge to expense of $832,000 for the six month period ended April 30, 1995 and $719,000 for the six month period ended April 30, 1994.

Financial Condition

The Company has short-term credit lines aggregating $5,000,000, which is advanced in accordance with a formula based on 80% of eligible accounts receivable. At April 30, 1995, $2,390,000 was outstanding and $1,898,000 was available for additional borrowings under the agreement. On March 21, 1995, Comerica Bank agreed to reduce the interest rate on the short-term credit to the prime rate plus .75% from the prime rate plus 1.25%.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
   --------------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date   6-8-95
      --------