Form 10-Q/A
period 1995-04-30
MICHIGAN RIVET CORP
filed 1995-07-28
CIK 65666

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                              FORM 10-Q/A No. 1


                   QUARTERLY REPORT UNDER SECTION 13 OF THE

                       SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED APRIL 30, 1995

COMMISSION FILE NUMBER: 0-6056

                          MICHIGAN RIVET CORPORATION
     -------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

         Michigan                                       38-1887153
- ------------------------------           --------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                    13201 Stephens Road; Warren, MI  48089
                 --------------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (810) 754-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   XX         No
                                 -------         ------

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

Michigan Rivet Corporation


By William P. Lianos
   -----------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date  7-27-95

                                EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION                                     PAGE NO.
- -----------     -----------                                     --------

EXHIBIT 27      Financial Data Schedule