Form 10-Q
period 1995-07-31
MICHIGAN RIVET CORP
filed 1995-08-31
CIK 65666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                        SECURITIES EXCHANGE ACT of 1934


For Quarter ended July 31, 1995

Commission file number: 0-6056

                           Michigan Rivet Corporation
             (exact name of registrant as specified in its charter)

            Michigan                                 38-1887153
   (State of Incorporation)              (I.R.S. Employer Identification No.)

                      13201 Stephens Road; Warren, MI 48089
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (810) 754-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of July 31, 1995, close of the period covered by this report.

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

                                                                       FORM 10-Q
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

         ASSETS
                                                        July 31,  October 31,
                                                          1995       1994
                                                      ----------- ------------
Current Assets:
  Cash............................................   $ 1,015,231   $  638,266
  Accounts receivable, less allowance of $50,000..     4,199,050    5,763,245
  Inventories.....................................     4,739,946    5,019,346
  Deferred federal income taxes...................       788,000      788,000
  Prepaid expenses and other current assets.......       638,820      645,464
                                                    ------------  -----------
       TOTAL CURRENT ASSETS.......................    11,381,047   12,854,321

Other Assets......................................         9,025       66,906

Property, Plant and Equipment.....................    23,232,450   22,300,890
  Less accumulated depreciation...................    14,212,778   13,485,783
                                                    ------------  -----------
                                                       9,019,672    8,815,107
                                                    ------------  -----------
                                                     $20,409,744  $21,736,334
                                                    ============  ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................   $   821,494  $ 3,743,000
  Accounts payable................................     3,212,653    3,990,635
  Payroll and employee benefits...................       531,766      541,520
  Other accrued expenses..........................       844,546      774,504
  Current maturities of long-term debt............       498,831      498,831
                                                    ------------  -----------
       TOTAL CURRENT LIABILITIES..................     5,909,290    9,548,490

Long-Term Debt....................................     4,805,741    4,379,620

Accrued Retiree Health Liability..................     2,264,382    1,457,602

Deferred Income Taxes.............................       484,568      484,568

Shareholders' Equity
  Common stock - $1 par value
  Authorized - 1,000,000 shares
  Outstanding - 638,525 shares....................       638,525      638,525
  Other capital...................................       117,403      117,403
  Retained earnings...............................     6,189,835    5,110,126
                                                    ------------  -----------
                                                       6,945,763    5,866,054
                                                    ------------  -----------
                                                     $20,409,744  $21,736,334
                                                    ============  ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED)




                                      Three Months Ended         Nine Months Ended
                                           July 31                    July 31
                                   ----------------------    -----------------------
                                      1995         1994          1995          1994
                                   ----------   ----------    -----------   -----------
Net sales.......................   $8,891,606   $8,756,463     $29,266,241   $27,899,767

Cost and expenses:
  Cost of products sold.........    7,626,823    8,112,815      25,616,415    25,688,863
  Selling, administrative
    and general expenses........      856,507      726,239       2,477,343     2,209,215
  Life Insurance Proceeds.......                                (1,141,394)
  Interest expense..............      161,416      187,123         527,317       521,061
                                  -----------  -----------    ------------  ------------
                                    8,644,746    9,026,177      27,479,681    28,419,139
                                  -----------  -----------    ------------  ------------
  Income (Loss) before
    income taxes................      246,860     (269,714)      1,786,560      (519,372)

Income taxes....................       84,000                      608,000
                                  -----------  -----------    ------------  ------------
  Net Income (Loss).............  $   162,860   $ (269,714)    $ 1,178,560   $  (519,372)
                                  ===========  -----------    ============  =============

Net Income (Loss) per share.....  $       .26   $     (.42)    $      1.85   $      (.81)
                                  ===========  ===========    ============  =============

Dividends per share.............  $       .08   $      -0-     $       .16   $        -0-
                                  ===========  ===========    ============  =============


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
  CASH FLOWS (UNAUDITED)


                                                                   Nine Months Ended
                                                                         July 31
                                                              ----------------------------

                                                                   1995           1994
                                                              -------------   ------------
OPERATING ACTIVITIES
  Net income (loss)......................................      $ 1,178,560    $(  519,372)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation......................................          815,132        774,000
       Accrued retiree health liability..................          806,780      1,079,936
       Cash Provided from (used in) changes in
         operating assets and liabilities:
           Accounts receivable...........................        1,564,195        699,105
           Inventories...................................          279,400     (  483,700)
           Prepaid expenses and other current assets.....           64,525        106,205
           Accounts payable & other accrued expenses.....       (  717,694)        23,879
                                                               -----------    -----------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES.................................        3,990,898      1,680,053

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment...........       (1,019,697)    (  424,810)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt.............       (2,921,506)    (  984,490)
  Proceeds from long-term debt...........................          750,000
  Payments on long-term debt.............................       (  323,879)    (   25,967)
  Dividends paid.........................................       (   98,851)
                                                               -----------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES...........................................       (2,594,236)    (1,010,457)
                                                               -----------    -----------
   INCREASE (DECREASE) IN CASH...........................          376,965        244,786

Cash at beginning of period..............................          638,266        201,614
                                                               -----------    -----------
   CASH AT END OF PERIOD.................................      $ 1,015,231    $   446,400
                                                               ===========    ===========


See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1


On May 25, 1995, the Company and the Warren Plant hourly employees signed an agreement that materially reduces the FAS 106 accrual. The annual accrual was $1,890,000 and was reduced to $970,000 by this agreement, which was effective retroactively to November 1, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended July 31, 1995 of $8,892,000 increased $135,000, or 1.5% from the sales reported in the comparable period a year ago. The growth in sales resulted from a change in product mix and price improvements on some products. The net profit for the quarter ended July 31, 1995 was $163,000 vs. a net loss of ($270,000) in the comparable period a year ago.

The lower cost of sales percentage for the current fiscal year quarter is due primarily to improved production efficiencies and lower expenses for rework, salary labor, and freight.

Selling, general and administrative expenses have increased to 9.6% of sales as compared to 8.3% for the previous year comparable period. This increase was primarily due to higher sales commissions and Michigan Single Business Taxes.

Interest expense decreased $26,000 due primarily to cash generated from profits reducing short-term debt. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

For the first nine months of 1995, net sales of $29,266,000 were 4.9% greater than the same period in 1994, due primarily to the growth of the automotive market of 1% and a change in product mix. The net profit for the first nine months of 1995 was $1,179,000 vs. a net loss of ($519,000) in the comparable period a year ago. The pretax profit was favorably affected by life insurance proceeds of $1,141,000.

The results of operations reflected the adoption, effective November 1, 1993, of FASB Statement No. 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." The effect of the change was an additional pretax charge to expense of $806,000 for the nine month period ended July 31, 1995 and $1,080,000 for the nine month period ended July 31, 1994.

Financial Condition

The Company has short-term credit lines aggregating $5,000,000, which are advanced in accordance with a formula based on 80% of eligible accounts receivable. At July 31, 1995, $821,000 was outstanding and $1,748,000 was available for additional borrowings under the agreement. During the nine months ended July 31, 1995, the Company incurred an additional debt of $750,000 to partially finance the purchase of new equipment.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1995.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation

       William P. Lianos
By________________________________
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)

       8-29-95
Date  ____________________________

                                EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                         DESCRIPTION                             PAGE
- -------                        -----------                          ------------
27              --   Financial Data Schedule