Form 10-K
period 1995-10-31
MICHIGAN RIVET CORP
filed 1996-01-29
CIK 65666

                                                                       CONFORMED
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

              X      Annual Report Pursuant to Section 13 or 15(d)
             ---     of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1995
                                             ----------------
                         Commission file number 0-6056
                                                ------

                Transition report pursuant to Section 13 or 15(d)
            ---    of the Securities Exchange Act of 1934

              For the transition period from        to
                                            --------  ---------

                         MICHIGAN RIVET CORPORATION
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Michigan                              38-1887153
-------------------------------             ---------------------
(State or other jurisdiction of               (I.R.S. employer
 incorporation or organization)              Identification No.)

13201 Stephens Road, Warren, Michigan              48089
---------------------------------------     ---------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (810) 754-5100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange
     Title of each class                             on which registered
     -------------------                           ---------------------

  Common Stock, $1.00 Par Value                           None
  -----------------------------                   ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No   .
    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (141,751) of the registrant as of November 17, 1995 was $460,691.

The number of shares outstanding of the registrant's common stock as of November 17, 1995 was 638,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.


PART I

Item 1.  BUSINESS

Michigan Rivet Corporation ("MRC") manufactures steel fasteners, principally rivets and hinge pins, which are, in general, sold as original equipment to the automotive industry. The fasteners range in size from a diameter of 1/8 of an inch to 5/8 of an inch and are manufactured to customers' designs and specifications through wire drawing, cold extrusion, cold heading and certain secondary machining operations.

A wholly owned subsidiary of MRC, The McLaughlin Company ("McL"), manufactures a wide variety of specialized steel nuts, nut and washer assemblies and special fasteners which are sold as original equipment to the automotive industry and as standard products to a wide variety of manufacturers. The nuts range in size up to 1 inch across the flats and are manufactured through cold extrusion, cold heading, stamping, tapping and certain other secondary operations.

Both MRC's and McL's (collectively referred to as "Company") business is entirely within a single industry segment.


Manufacturing and Machining Operations

MRC purchases pickled and lubricated cold rolled steel rod ranging in diameter from 7/32 of an inch to 45/64 of an inch. Charter Steel and American Steel and Wire are the primary sources for raw material with a normal six week availability. The steel rod is forced through a wire drawer consisting of one or more dies, each of a smaller diameter than the preceding die. The rod is thereby converted into cold rolled wire.

The cold rolled wire is then fed into a cold header, either directly or after being forced through another wire drawer attached to the header. In the header the wire is first cut into slugs, which may vary in length from 1/4 of an inch to approximately five inches. These slugs are then forced or "hit" into one or more dies to produce formed steel parts. The cold headers owned by MRC generally cut and force or "hit" the slugs to size at rates of 60 to 300 "hits" per minute. The drawing and heading operations are conducted with the steel rod and wire at room temperature. Hence, the process is called "cold" heading.

Some of MRC's fasteners require secondary machining operations, which include drilling, broaching, annealing (to soften the part), tumbling (to remove burrs and other irregularities), trimming, pointing, grooving, thread-rolling and knurling. Other secondary operations, such as plating and heat-treating, are performed on some of MRC's products by outside suppliers of such services.

McL's operations are very similar to those of MRC. Instead of purchasing cold rolled steel rod and converting it into wire through the drawing process, McL purchases the wire in a form ready to be fed into a cold header, principally from Super Steel Treating Company. McL also purchases coiled flat stock which is used in presses to manufacture floating cage nuts, clinch nuts, and washers for the nut and washer assemblies.

While MRC's manufacturing process produces little waste, McL's process produces slugs from the nut forming operation, offal from stampings and turnings from tapping. Besides tapping, other secondary operations performed by McL are washing, tumbling, locking and staking. All products manufactured by the Company are subjected to quality control review through the various stages of production.

Management believes that the Company is in substantial compliance with all existing laws and regulations pertaining to protection of the environment and does not anticipate that continued compliance will have any material effect on the Company or its operations.

Customers and Marketing

The Industry Information, which includes the names of the Company's major customers, set forth in Note 5 to the consolidated financial statements included in Item 8 of this report is incorporated herein by reference. The loss of any major domestic automobile producer as a customer would have a materially adverse effect upon the Company's business.

The production of motor vehicles is generally reduced during July and August of each year while retooling occurs to accommodate design changes for the forthcoming model year. To this extent, the automotive industry, upon which the Company is primarily dependent for its business, can be characterized as seasonal in nature. However, the Company's production of automotive parts reflects, in large part, periodic releases against customers' purchase orders that are usually spaced throughout the automotive industry's model year (July to July). A majority of the Company's orders are in the form of blanket purchase orders (some covered under long-term contracts), which allows the Company to manufacture in advance of releases knowing the product is salable for the current model year. The nature of releases against open orders make it impossible to determine the value of backlog orders.

The Company sells its fasteners primarily through its own salaried personnel sales staff and, to a lesser extent, through independent manufacturers' representatives compensated on a commission basis. The Company also markets through national distribution centers acting as distributors for standard products and agents for specialized products.

Competition

The Company operates in a highly competitive industry. The Company has no knowledge of its relative position in the general automotive parts industry. There are a number of cold heading and cold extrusion companies in Michigan which supply the automotive industry with parts similar to those produced by the Company and which are larger and have greater resources than the Company. The Company must also compete with domestic and foreign companies which manufacture similar parts for the automobile industry by methods other than cold heading and cold extrusion. There is no dominant supplier in the Company's segment of the industry. Additionally, the three major domestic automobile manufacturers have equipment in some of their plants with which they manufacture similar parts for themselves by cold heading and other methods.

Quality and price are the major factors in supplying parts to the automotive industry. Quality indexes must be maintained to be a viable source, and the Company, to date, has been able to compete successfully with other sources of the automotive parts which it makes. While the Company does not believe that it is in danger of losing any significant portion of its business to these automotive customers, no representation can be made that certain parts now made by the Company may not in the future be made by an automobile manufacturer or by a competitor of the Company, some by the methods employed by the Company.

Employees

As of December 22, 1995, the Company had approximately 283 employees, of whom 73 were salaried. Hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America.

Other

The success of the Company's business is not dependent upon any material patents, trademarks, licenses, franchises or concessions held by it. The dollar amount spent during each of the last two fiscal years on research activities relating to the development of new products or services or the improvement of existing products or services is deemed by management to be insignificant. The Company's export sales were 11% of net sales in Fiscal Year 1995.

Item 2.  PROPERTIES

MRC's manufacturing plant and executive offices are located at 13201 Stephens Road, Warren, Michigan, a suburb of Detroit. An 80,000 square foot, $4,000,000, addition was erected on the available land at the Stephens Road plant and was completed in September 1989. There are approximately 131,500 square feet of floor space at the plant, of which 108,000 are devoted to manufacturing. The warehouse and shipping operations encompass approximately 20,000 square feet with the remainder devoted to office and administration purposes. The building, and the 7.5 acre parcel on which it is situated, are owned by MRC subject to an outstanding mortgage in the amount of $3,061,300 at October 31, 1995.

McL's manufacturing plant and executive offices are located at 1701 Standish Avenue, Petoskey, Michigan, a city 260 miles north of Detroit. There are approximately 79,000 square feet of floor space at the plant, of which 76,000 are devoted to manufacturing with the remainder being used for office and administration purposes. The building and the 5.5 acre parcel on which it is situated are owned by McL.

The Company owns all of its manufacturing plant and equipment and believes that all such plant and equipment is well maintained and suited for the purposes intended. The Company has adequate manufacturing capacity for current operations and excess capacity for future growth.


Item 3.  LEGAL PROCEEDINGS

Two former salaried employees and one current salaried employee filed claims of age discrimination with the Michigan Department of Civil Rights based upon the Company's management reorganization in 1994. The Company settled the claims of the two former employees prior to the end of Fiscal 1995 in amounts which were not material. The Company previously filed with the Department a position statement to the effect that the claim of the current salaried employee is without merit, a view the Company continues to hold. Management believes that the resolution of this claim will not have a material adverse effect on the Company's financial condition or results of operation.

There are no other material pending legal proceedings to which the Company is a party or of which any of its property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The registrant's common stock is traded over-the-counter. The prices shown for the fiscal years ended October 31, 1995 and 1994 were obtained from a Detroit-area stock brokerage firm that makes a market in the registrant's stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in the registrant's stock is limited and sporadic and should not be deemed to constitute an established public trading market.

                   Year Ended                       Year Ended
                 Oct. 31, 1995                    Oct. 31, 1994
                ---------------                  ---------------
                 Bid     Ask                      Bid      Ask
                ---------------                  ---------------
First quarter    3        -                       2-1/2    3-1/2
Second quarter   3        -                       1        3
Third quarter    3        -                       1        3
Fourth quarter   3-1/4    -                       1        3

As of November 17, 1995, there were approximately 315 holders of record of the common stock of MRC. The Company paid no dividends in Fiscal 1994. Due to the current profitable operating results and positive cash flow, the Company began dividend payments of $.08 per share as follows:

Declared:            February 22, 1995             Paid:    March 23, 1995
                     May 16, 1995                           June 19, 1995
                     August 23, 1995                        September 29, 1995
                     December 20, 1995                      January 26, 1996

Item 6.  SELECTED FINANCIAL DATA

                                                         Year Ended October 31
                                            ---------------------------------------------------
                                              1995        1994      1993       1992       1991
                                            ---------------------------------------------------
                                               (In thousands, except per share amounts)
Net sales                                   $39,211    $38,375    $33,057    $31,364   $28,756
Earnings (loss) before
  cumulative effect of
  accounting change                           1,630         44      ( 768)     ( 543)    ( 980)
Cumulative effect of
 accounting change                                                               190
Net earnings (loss)                           1,630         44      ( 768)     ( 353)    ( 980)

Total assets                                 20,655     21,736     20,042     20,102    21,724
Long-term debt                                4,437      4,380        571      4,780     5,316

Per share of common stock:
  Earnings (loss) before
    cumulative effect of
    accounting change                          2.55        .07      (1.20)     ( .85)    (1.53)
  Cumulative effect of
    accounting change                                                            .30
  Net earnings (loss)                          2.55        .07      (1.20)     ( .55)    (1.53)
 Cash dividends                                 .24         -          -          -        -


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1995 vs. 1994
Results of Operations

Net sales increased to $39,211,000 in Fiscal 1995, a two percent (2%) increase from net sales of $38,375,000 in Fiscal 1994. The net profit for Fiscal 1995 was $1,630,000 vs. a $44,000 profit for Fiscal 1994. The growth in sales resulted from product mix as the volume of products shipped was 4% lower than the prior year. Sales to Ford, General Motors, Chrysler and their suppliers as a percent to total sales was 92% in Fiscal 1995 vs. 93% in Fiscal 1994. Fiscal 1995 had an increase in the highly specialized fasteners that receive higher prices per thousand pieces.

Cost of sales as a percentage of net sales decreased to 88% in Fiscal 1995 from 90.4% in Fiscal 1994. Effective November 1, 1993, the Company adopted FAS 106, which requires that postretirement benefits for health care and life insurance for certain of the Company's retirees be recognized as an expense when the benefits are incurred rather than when paid as the Company historically had done. This expense increased cost of sales before FAS 106 adoption by $1,115,000 or 2.8% in Fiscal 1995 and 3.8% in Fiscal 1994.

Some major cost changes were as follows:

    A small material price increase was experienced at one plant but was almost entirely offset by a greater decrease at the other plant.

    Indirect hourly and salary labor decreased at one plant due to better utilization of resources.

    Fringe benefits other than FAS 106 were down at one plant and slightly up at the other plant, with an overall reduction.

Selling, general and administrative expenditures as a percentage of net sales increased to 8.7% of sales in Fiscal 1995 from 8.0% in Fiscal 1994. The dollar amount was an increase of $330,000 from the prior year. This was primarily a result of increased sales commissions, salary bonus, and the settlement of former employees age discrimination claims (See Item 3).

Proceeds received from the sale of excess production equipment were $110,000.

Interest expense decreased $55,000 from the prior year due to lower short-term notes at the bank.

Total tax expense deferred from that amount expected by applying the statutory rate of 34% due primarily to nontaxable life insurance proceeds.

Liquidity and Capital Resources

The Company's Mortgage and Long Term Equipment Loan Agreements were renewed in January 1995 for five years at the same amortization schedule. The Revolving Credit remains at $5,000,000. In most instances, the interest rate was reduced by .5% on all Comerica Bank loans. The Company is in compliance with all the Covenants of the lending agreement.

The Company used the life insurance proceeds as a result of the death of the former President of the Company to pay down the short-term bank debt.

The Company's cash decreased $528,000 from the beginning of the Fiscal Year 1995. Cash flow from operating activities increased to $3,861,000 in Fiscal 1995, due primarily to earnings and to non-cash expenses for depreciation and the accrued postretirement benefits. Cash of $1,619,000 was used to acquire equipment and pay long term debt. The Company paid down $3,434,000 on its revolving line of credit and at October 31, 1995 had an additional $3,362,000 available under the agreement. Expenditures for additional equipment during Fiscal 1996 are presently expected to approximate $1,850,000, which are projected to be financed from cash generated from operations.

In May 1995, the Company and the Union agreed to a revision to the retiree health and life insurance along with a new wage schedule for newly hired employees. This change equates to approximately $900,000 lower annual accrual for retiree health benefits.

As described in note 4 to the consolidated financial statements, this change reduced the accumulative postretirement benefit obligation by approximately $5,200,000 thus reducing the future annual cost by approximately $900,000.

In April 1995, the Company sold its interest in the assets of Renair. This transaction eliminated all of the assets of Rivmac and resulted in a pretax loss of $53,000.

The Company is currently projecting a 5% increase in sales with continued profitability. The Company will review its sales forecast at the end of the first quarter in view of the lower production estimates from the automotive industry. The Company is continuing to review the costs of all parts and when necessary request price adjustments from our customers. The Company has had some success in attaining price adjustments in the past year. The Company will continue its long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis. There can be no assurance that the Company's projections will be realized.

Dividends

Dividends totaling twenty-four cents ($.24) per share were paid in Fiscal 1995. The Company's lender consented to the payment of dividends but only from cash generated from operations. As a result, the Board of Directors began quarterly dividend payments.

1994 vs. 1993
Results of Operations

Net sales increased to $38,375,000 in Fiscal 1994, a sixteen percent (16%) increase from net sales of $33,057,000 in Fiscal 1993. The net profit for Fiscal 1994 was $44,000 vs. a loss of ($768,000) for Fiscal 1993. The growth in sales resulted from a sixteen percent (16%) increase in the volume of products shipped due to the growth of the automotive market. Sales to Ford, General Motors, Chrysler and their suppliers as a percent to total sales remained at 93% of net sales. The success that the Company has had in increasing its sales in the automotive markets can be attributed to its continued strength in producing highly specialized fasteners along with quality and price.

Cost of sales as a percentage of net sales decreased to 90.4% of net sales in Fiscal 1994 from 92.5% in Fiscal 1993. Effective November 1, 1993, the Company adopted FAS 106, which requires that postretirement benefits for health care and life insurance for certain of the Company's retirees be recognized as an expense when the benefits are incurred rather than when paid as the Company historically has done. This expense increased cost of sales by $1,440,000 or 3.8%. The primary reason for the lower cost of sales in the other areas was the greater utilization of the manufacturing capacity along with improved production efficiencies.

Some major cost changes were as follows:

    A small material price increase was experienced at one plant.

    Improved plant efficiencies were attained at one plant.

    Reduced salary labor costs were realized at one plant due to reorganization.

    Increased tooling costs were realized at one plant.

Selling, general and administrative expenditures as a percentage of net sales decreased to 8.0% of sales in Fiscal 1994 from 8.8% in Fiscal 1993. The dollar amount was an increase of $163,000 from the prior year. This was primarily as a result of increased sales commissions and the Michigan Single Business Tax. During 1994, the previously imposed salary reductions were in some cases discontinued.

Proceeds received from the sale of excess production equipment were $162,000.

Interest expense increased $69,000 from the prior year due to the higher prime interest rate. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

The Company adjusted cumulative tax accruals during the year to increase the income tax benefit over that which would be expected based on the tax benefit calculated at the statutory rate of 34%.

Liquidity and Capital Resources

The Company's Mortgage and Long Term Equipment Loan Agreements matured in January/February 1995. The Company's lending institution, Comerica Bank, agreed to renew these agreements for five years at the same amortization schedule. The Revolving Credit of $5,000,000 remained at the same amount. Comerica Bank amended the Affirmative Covenants of the Company's lending agreement as follows:

             Net Worth from $8,000,000 to $5,900,000
             Debt Ratio from 2.25 to 1 to 2.7 to 1
             Working Capital from $3,500,000 to $3,000,000

Using the Company's 1995 conservative forecast, it was projected that the Affirmative Covenants will remain in compliance.

The Company's cash increased $437,000 from the beginning of the Fiscal Year 1994. Cash flow from operating activities was $1,330,000 in Fiscal 1994, due primarily to non-cash expenses for depreciation and the accrued postretirement benefits. This was partially offset by increases in accounts receivable and inventories. Cash of $1,109,000 was used to acquire plant and equipment and pay long term debt. The Company borrowed an additional $216,000 on its revolving line of credit and at October 31, 1994 had an additional $377,000 available under the agreement. Expenditures for additional equipment during Fiscal 1995 were expected to approximate $1,400,000, of which $750,000 would be financed over 7 years by Comerica Bank. The balance of the expenditures were expected to be financed from cash generated from operations and additional borrowing allowed via the bank credit agreement referenced in the previous paragraph.

In November 1994, the Company made a proposal and requested a re-opening of the contract at the Warren plant to address FAS 106 and other matters. The Union initially refused to consider any revision to the retiree health and life insurance (subsequent agreement was reached in Fiscal 1995). The Company determined to continue to review its costs and, if necessary, to curtail some operations and subsequently reduce the work force at the Warren plant. A new three year contract was negotiated at the Petoskey plant.

The Company projected a 9% increase in sales with continued profitability. The Company continued to review the costs of all parts and when necessary request price adjustments from customers. The Company had some success in attaining price adjustments in the past year. The Company continued its long range capital improvement plan to upgrade major production equipment on an orderly, as needed basis. There can be no assurances that the Company's projections will be realized.

Subsequent to year end, the Company received $1,200,000 in life insurance proceeds as a result of the death of the former President of the Company.

Impact of Inflation

The Company maintains data on its costs which allows it to monitor the impact of changes due in part to inflation and also to other factors such as technological change. Periodically, usually on a part-by-part basis, increases in costs are reviewed and are, to the extent allowed by the Company's customers and permitted by competition, passed along as price increases.

The Company is party to an agreement with one of its major customers which requires automatic price decreases in future contract years. Although this provision will prevent the Company from passing along increases in costs related to the project, the Company believes that it will be able to absorb any such increases due to increased production efficiencies currently planned.

The Company continues to monitor controllable costs in the areas of labor, raw material, work-in-process and finished goods inventory, as well as other suppliers of goods or services so that assets are used more productively and margins are improved.

Other

The volatility of the domestic automotive industry and the Company's reliance on this important customer base for sales causes the reported information not to be necessarily indicative of future operating results or future financial conditions for the Company.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

The information called for by the items within this part is included in the Company's 1996 Proxy Statement, and is incorporated herein by reference, as follows

                       Caption(s) in 1996 Proxy Statement

Item 10.     DIRECTORS AND EXECUTIVE
                   OFFICERS OF THE REGISTRANT........"Election of Directors"
Item 11.     EXECUTIVE COMPENSATION................"Executive Compensation"
Item 12.     SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT..."Security Ownership of
                                                        Management"
Item 13.     CERTAIN RELATIONSHIPS AND
                   RELATED TRANSACTIONS..........."Certain Relationships and
                                                           Related Transactions"

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

  (a) Financial Statements, Schedules and Exhibits

      (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

      (3) Listing of exhibits

             3.1--Articles of Incorporation - Previously filed as
                  Exhibit 3 to the registrant's Annual Report on Form 10K for the year ended October 31, 1982 and incorporated herein by reference.

             3.2--Bylaws - Previously filed as
                  Exhibit 3 to the registrant's Annual Report on Form 10K for the year ended October 31, 1976 and incorporated herein by reference.

             21--Subsidiaries of Registrant

  (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 31, 1995.

  (c) Exhibits:

      See Item 14(a)(3) above.

  (d) Financial Statement Schedules:

      The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MICHIGAN RIVET CORPORATION


                                                 /s/ William B. Stade
                                                 ------------------------------
                                                 William B. Stade
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 20th day of January 1996.



/s/ William B. Stade                       /s/ Anthony L. Caputo
--------------------------------           -------------------------------
William B. Stade                           Anthony L. Caputo
President and Director                     Director



/s/ Anthony W. Livorine                    /s/ Clark V. Stevens
--------------------------------           -------------------------------
Anthony W. Livorine                        Clark V. Stevens
Director                                   Director



/s/ William P. Lianos                      /s/ Charles E. Blank
--------------------------------           -------------------------------
William P. Lianos                          Charles E. Blank
Exec. V. P. & Treasurer and Director       Director
(Principal Financial & Accounting
  Officer)



                                           /s/ Kermit L. Knuppenburg
--------------------------------           -------------------------------
Dorothy E. Knuppenburg                     Kermit L. Knuppenburg
Chairman of the Board                      Director

                                EXHIBIT INDEX


                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER                            DESCRIPTION                     PAGE
-------                           -----------                 ------------

 13                 Annual Report

 21                 Subsidiaries of Registration

 27                 Financial Data Schedule