Form 10-Q
period 1996-01-31
MICHIGAN RIVET CORP
filed 1996-02-29
CIK 65666

                                                                    CONFORMED



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter ended January 31, 1996

Commission file number: 0-6056

                           Michigan Rivet Corporation
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


         Michigan                                       38-1887153
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                     13201 Stephens Road, Warren, MI 48089
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (810) 754-5100
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    XX      No
                                      ------        ------

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of January 31, 1996, close of the period covered by this report.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

                                                                      FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                         ASSETS
                                                        January 31,          October 31,
                                                            1996                1995
                                                        -----------         ------------
Current Assets:
  Cash.............................................     $   178,957         $    110,682
    Accounts receivable, less allowance of $50,000..      4,976,931            5,368,533
    Inventories.....................................      5,029,644            4,968,944
    Deferred federal income taxes...................        697,639              697,639
    Prepaid expenses and other current assets.......        173,241              182,590
                                                        -----------         ------------
                          TOTAL CURRENT ASSETS......     11,056,412           11,328,388

    Other Assets....................................        505,324              505,324

    Property, Plant and Equipment...................     23,226,661           22,999,298
      Less accumulated depreciation.................     14,380,137           14,178,218
                                                        -----------         ------------
                                                          8,846,524            8,821,080
                                                        -----------         ------------
                                                        $20,408,260         $ 20,654,792
                                                        ===========         ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank.............................       $516,575         $    309,000
  Accounts payable..................................      3,512,845            3,569,626
    Payroll and employees benefits..................        514,962              945,252
    Other accrued expenses..........................        478,797              599,601
    Current maturities of long-term debt............        691,039              691,039
                                                        -----------          -----------
                           TOTAL CURRENT LIABILITIES      5,714,218            6,114,518

  Long-Term Debt....................................      4,257,724            4,436,829

  Accrued Retiree Health Liability..................      2,872,315            2,732,084

  Deferred Income Taxes.............................         25,000               25,000

  Shareholders' Equity
    Common stock - $1 par value
      Authorized - 1,000,000 shares
      Outstanding - 638,525 shares..................        638,525              638,525
    Other capital...................................        117,403              117,403
    Retained earnings...............................      6,783,075            6,590,433
                                                        -----------          -----------
                                                          7,539,003            7,346,361
                                                        -----------          -----------
                                                        $20,408,260          $20,654,792
                                                        ===========          ===========


See notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED)

                                     Three Months Ended
                                         January 31
                                   -----------------------
                                      1996         1995
                                   ----------   ----------
Net sales........................  $9,553,390   $9,775,426
   Cost and expenses:
   Cost of products sold.........   8,292,304    8,735,409
   Selling, administrative
        and general expenses.....     763,978      727,591
   Life Insurance proceeds.......               (1,141,394)
   Gain on sale of assets........               (   78,351)
   Interest expense..............     128,679      193,490
                                   ----------   ----------
                                    9,184,961    8,436,475
                                   ----------   ----------
        Income before
           income taxes..........     368,429    1,338,681
Income taxes.....................     125,000      455,000
                                   ----------   ----------
        Net Income...............  $  243,429   $  883,681
                                   ==========   ==========
Net income per share.............  $      .38   $     1.38
                                   ==========   ==========
Dividends per share..............  $      .08   $     -0-
                                   ==========   ==========



See notes to condensed consolidated financial statements.

                                                                   FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (UNAUDITED)


                                                            Three Months Ended
                                                               January 31
                                                        -----------------------------
                                                            1996              1995
                                                        -----------       -----------
OPERATING ACTIVITIES
  Net income.........................................   $   243,429       $   883,681
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation...................................       263,700           268,479
      Accrued retiree health liability...............       140,231           401,636
      Cash provided from (used in) changes in
        operating assets and liabilities:
          Accounts receivable........................       391,602            11,773
          Inventories................................    (   60,700)          152,899
          Prepaid expenses and other current assets..         9,349        (  126,132)
          Accounts payable & other accrued expenses..    (  607,875)       (   20,474)
                                                        ------------      ------------
            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                          379,736         1,571,862

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment.......    (  289,144)       (  247,686)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt.........       207 575        (1,391,000)
  Payments on long-term debt.........................    (  179,105)       (   54,990)
  Dividends..........................................    (   50,787)
                                                        ------------      ------------
             NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES............................    (   22,317)       (1,445,990)
                                                        ------------      ------------
             INCREASE (DECREASE) IN CASH.............        68,275        (  121,814)

Cash at beginning of period..........................       110,682           638,266
                                                        ------------      ------------
             CASH AT END OF PERIOD...................   $   178,957       $   516,452
                                                        ============      ============



See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION

Results of Operations

Net sales for the quarter ended January 31, 1996 of $9,553,000 decreased $222,000, or 2.3%, from the sales reported in the comparable period a year ago. The decrease in sales resulted from a lower volume of products shipped to the automotive industry. The net profit for the quarter ended January 31, 1996 was $243,000 vs. a profit of $884,000 in the comparable period a year ago. For the first quarter of fiscal year 1995, the pretax profit was favorably affected by life insurance proceeds of $1,141,394.

The lower cost of sales percentage for the current fiscal year quarter is due to the lower accrual for FAS 106 based on an Agreement reached with the Company's Union in 1995 which decreased the projected benefit obligation.

Selling, general, and administrative expenses have increased to 8.0% of sales as compared to 7.4% for the previous year comparable period. This increase resulted from higher Single Business Tax, commissions and Sales salaries.

Interest expense decreased $65,000 due primarily to a lower borrowing base and prime interest rate. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.


Financial Condition

The Company has short-term credit lines aggregating $5,000,000. At January 31, 1996, $517,000 was outstanding.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By   William P. Lianos
   -------------------------
     William P. Lianos

     Executive Vice President and Treasurer
       (Principal Financial & Accounting Officer)


Date   2-28-96
     ---------------

                                EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------------------------------
Exhibit 27      Financial Data Schedule
