Form 10-Q
period 1996-04-30
MICHIGAN RIVET CORP
filed 1996-06-04
CIK 65666

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


For Quarter ended April 30, 1996

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

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 1996, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                         FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                              ASSETS
                                                     April 30,     October 31,
                                                       1996           1995
                                                    -----------  --------------
Current Assets:
 Cash............................................   $   11,681      $   110,682
 Accounts receivable, less allowance of $50,000..    5,099,084        5,368,533
 Inventories.....................................    5,080,644        4,968,944
 Deferred federal income taxes...................      697,639          697,639
 Prepaid expenses and other current assets.......      160,752          182,590
                                                   -----------      -----------
                        TOTAL CURRENT ASSETS.....   11,049,800       11,328,388

Other Assets.....................................      505,324          505,324

Property, Plant and Equipment....................   23,408,552       22,999,298
 Less accumulated depreciation...................   14,623,361       14,178,218
                                                   -----------      -----------
                                                     8,785,191        8,821,080
                                                   -----------      -----------
                                                   $20,340,315      $20,654,792
                                                   ===========      ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable to bank...........................  $   130,000      $   309,000
 Accounts payable................................    3,669,328        3,569,626
 Payroll and employee benefits...................      528,199          945,252
 Other accrued expenses..........................      383,595          599,601
 Current maturities of long-term debt............      691,039          691,039
                                                   -----------      -----------
                        TOTAL CURRENT LIABILITIES    5,402,161        6,114,518

Long-Term Debt...................................    4,083,333        4,436,829

Accrued Retiree Health Liability.................    3,010,400        2,732,084

Deferred Income Taxes............................       25,000           25,000

Shareholders' Equity
 Common stock - $1 par value
      Authorized - 1,000,000 shares
      Outstanding - 638,525 shares...............      638,525          638,525
 Other capital...................................      117,403          117,403
 Retained earnings...............................    7,063,493        6,590,433
                                                   -----------      -----------
                                                     7,819,421        7,346,361
                                                   -----------      -----------
                                                   $20,340,315      $20,654,792
                                                   ===========      ===========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)





                                     Three Months Ended           Six Months Ended
                                          April 30                    April 30
                                   ----------------------       ---------------------
                                     1996          1995           1996          1995
                                   ----------------------       ---------------------
Net sales......................   $10,209,823  $10,520,858    $19,827,236  $20,374,635
Cost and expenses:
 Cost of products sold.........     8,833,422    9,254,183     17,125,726   17,989,592
 Selling, administrative
     and general expenses......       815,748      893,245      1,579,726    1,620,836

 Life Insurance Proceeds.......                                             (1,141,394)
 Interest expense..............       122,471      172,411        251,150      365,901
                                  -----------  -----------    -----------  -----------
                                    9,771,641   10,319,839     18,956,602   18,834,935
                                  -----------  -----------    -----------  -----------
      Income before
        income taxes...........       502,205      201,019        870,634    1,539,000

Income taxes...................       171,000       69,000        296,000      524,000
                                  -----------  -----------    -----------  -----------
      Net Income ..............   $   331,205  $   132,019    $   574,634  $ 1,015,700
                                  ===========  ===========    ===========  ===========

Net Income per share ..........      $    .52     $    .21       $    .90     $   1.59
                                     ========     ========       ========     ========

Dividends per share............      $    .08     $    .08       $    .16     $    .08
                                     ========     ========       ========     ========



See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
     CASH FLOWS (UNAUDITED)


                                                         Six Months Ended
                                                             April 30
                                                      -----------------------
                                                         1996         1995
                                                      ----------  -----------
OPERATING ACTIVITIES
 Net income ........................................  $  574,634  $ 1,015,700
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation...................................     529,400      629,084
     Accrued retiree health liability...............     278,316      832,230
     Cash provided from (used in) changes in
       operating assets and liabilities:
         Accounts receivable........................     269,449     (621,977)
         Inventories................................    (111,700)     262,100
         Prepaid expenses and other current assets..      21,838       81,102
         Accounts payable & other accrued expenses..    (533,367)     (64,061)
                                                      ----------  -----------
           NET CASH PROVIDED BY
            OPERATING ACTIVITIES....................   1,028,580    2,134,178

INVESTING ACTIVITIES
 Acquisition of property, plant and equipment.......    (493,511)    (475,288)

FINANCING ACTIVITIES
 Net decrease in short-term debt....................    (179,000)  (1,353,000)
 Payments on long-term debt.........................    (353,496)    (184,830)
 Dividends paid.....................................    (101,574)     (49,377)
                                                      ----------  -----------
           NET CASH USED IN FINANCING
            ACTIVITIES..............................    (634,070)  (1,587,207)
                                                      ----------  -----------
           INCREASE (DECREASE) IN CASH..............     (99,001)      71,683

Cash at beginning of period.........................     110,682      638,266
                                                      ----------  -----------
           CASH AT END OF PERIOD....................  $   11,681  $   709,949
                                                      ==========  ===========



See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 1996 of $10,210,000 decreased $311,000, or 3% from the sales reported in the comparable period a year ago. The decrease in sales resulted from adjusted automotive production levels and the General Motors strike. The net profit for the quarter ended April 30, 1996 was $502,000 vs. a net profit of $132,000 in the comparable period a year ago.

The lower cost of sales percentage for the current fiscal year quarter is due to the lower accrual for FAS 106 based on an agreement reached with the Company's Union in 1995 which decreased the projected benefit obligation.

Selling, general and administrative expenses have decreased to 8.0% of sales as compared to 8.5% for the previous year comparable period. This decrease was due to lower sales commissions, Michigan Single Business Tax and bonus provision.

Interest expense decreased $59,000 due primarily to the lower borrowing base and interest rates.

For the first six months of 1996, net sales of $19,827,000 were 2.8% lower than the same period in 1995, due primarily to lower automotive production schedules and the General Motors strike. The net profit for the first six months of 1996 was $575,000 vs. a net profit of $1,016,000 in the comparable period a year ago. The pretax profit in the prior year period was favorable affected by life insurance proceeds of $1,141,000.

Financial Condition

The Company has short-term credit lines aggregating $5,000,000. At April 30, 1996, $130,000 was outstanding.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By   William P. Lianos
   ----------------------------------
     William P. Lianos

     Executive Vice President and Treasurer
     (Principal Financial & Accounting Officer)


Date   6-3-96
     ---------------

                                Exhibit Index
                                -------------


Exhibit No.                            Description
- -----------                            -----------
    27                            Financial Data Schedule