Form 10-Q
period 1996-07-31
MICHIGAN RIVET CORP
filed 1996-08-28
CIK 65666

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


For Quarter ended July 31, 1996

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

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of July 31, 1996, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                         FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                      ASSETS
                                                                        July 31,        October 31,
                                                                          1996              1995
                                                                      ------------      -----------
Current Assets:
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . .        $      10,164     $     110,682
   Accounts receivable, less allowance of $50,000   . . . . .            4,382,322         5,368,533
   Inventories  . . . . . . . . . . . . . . . . . . . . . . .            4,772,944         4,968,944
   Deferred federal income taxes  . . . . . . . . . . . . . .              697,639           697,639
   Prepaid expenses and other current assets  . . . . . . . .              187,617           182,590
                                                                     -------------     -------------
                                TOTAL CURRENT ASSETS  . . . .           10,050,686        11,328,388

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .              505,324           505,324

Property, Plant and Equipment . . . . . . . . . . . . . . . .           23,634,554        22,999,298
   Less accumulated depreciation  . . . . . . . . . . . . . .           14,809,113        14,178,218
                                                                     -------------     -------------
                                                                         8,825,441         8,821,080
                                                                     -------------     -------------
                                                                     $  19,381,451     $  20,654,792
                                                                     =============     =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable to bank  . . . . . . . . . . . . . . . . . .        $           0     $     309,000
   Accounts payable   . . . . . . . . . . . . . . . . . . . .            2,512,860         3,569,626
   Payroll and employee benefits  . . . . . . . . . . . . . .              642,661           945,252
   Other accrued expenses   . . . . . . . . . . . . . . . . .              446,247           599,601
   Current maturities of long-term debt   . . . . . . . . . .              691,039           691,039
                                                                     -------------     -------------
                                TOTAL CURRENT LIABILITIES . .            4,292,807         6,114,518

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .            3,909,778         4,436,829

Accrued Retiree Health Liability  . . . . . . . . . . . . . .            3,149,681         2,732,084

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . .               25,000            25,000

Shareholders' Equity
   Common stock - $1 par value
        Authorized - 1,000,000 shares
        Outstanding - 638,525 shares  . . . . . . . . . . . .              638,525           638,525
   Other capital  . . . . . . . . . . . . . . . . . . . . . .              117,403           117,403
   Retained earnings  . . . . . . . . . . . . . . . . . . . .            7,248,257         6,590,433
                                                                     -------------     -------------
                                                                         8,004,185         7,346,361
                                                                     -------------     -------------
                                                                     $  19,381,451     $  20,654,792
                                                                     =============     =============


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)


                                              Three Months Ended                Nine Months Ended
                                                   July 31                           July 31
                                         ----------------------------     -----------------------------
                                             1996            1995              1996           1995
                                         ------------    ------------     -------------   -------------
Net sales . . . . . . . . . . . . .      $ 10,010,527    $  8,891,606     $  29,837,763   $  29,266,241

Cost and expenses:
   Cost of products sold  . . . . .         8,625,839       7,626,823        25,751,565      25,616,415
   Selling, administrative
       and general expenses   . . .           900,104         856,507         2,479,830       2,477,343
   Life Insurance Proceeds  . . . .                                                          (1,141,394)
   Interest expense   . . . . . . .           116,684         161,416           367,834         527,317
                                         ------------    ------------     -------------   -------------
                                            9,642,627       8,644,746        28,599,229      27,479,681
                                         ------------    ------------     -------------   -------------
       Income before
         income taxes   . . . . . .           367,900         246,860         1,238,534       1,786,560

Income taxes  . . . . . . . . . . .           126,000          84,000           422,000         608,000
                                         ------------    ------------     -------------   -------------
       Net Income   . . . . . . . .      $    241,900    $    162,860     $     816,534   $   1,178,560
                                         ============    ============     =============   =============

Net Income per share  . . . . . . .          $    .38        $    .26          $   1.28       $    1.85
                                             ========        ========          ========       =========

Dividends per share . . . . . . . .          $    .09        $    .08          $    .25       $     .16
                                             ========        ========          ========       =========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended
                                                                                 July 31
                                                                      -----------------------------
                                                                          1996              1995
                                                                      ------------      -----------
OPERATING ACTIVITIES
  Net income    . . . . . . . . . . . . . . . . . . . . . . . .       $    816,534      $ 1,178,560
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . .            796,100          815,132
      Accrued retiree health liability  . . . . . . . . . . . .            417,597          806,780
      Cash provided from (used in) changes in
        operating assets and liabilities:
          Accounts receivable   . . . . . . . . . . . . . . . .            986,211        1,564,195
          Inventories   . . . . . . . . . . . . . . . . . . . .            196,000          279,400
          Prepaid expenses and other current assets   . . . . .             (5,027)          64,525
          Accounts payable & other accrued expenses..   . . . .         (1,512,711)        (717,694)
                                                                      ------------      -----------
            NET CASH PROVIDED BY
              OPERATING ACTIVITIES  . . . . . . . . . . . . . .          1,694,704        3,990,898

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment  . . . . . . . .           (800,461)      (1,019,697)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt  . . . . . . . . .           (309,000)      (2,921,506)
  Proceeds from long-term debt  . . . . . . . . . . . . . . . .                             750,000
  Payments on long-term debt  . . . . . . . . . . . . . . . . .           (527,051)        (323,879)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .           (158,710)         (98,851)
                                                                      ------------      -----------
            NET CASH PROVIDED BY (USED IN) FINANCING
              ACTIVITIES  . . . . . . . . . . . . . . . . . . .           (994,761)      (2,594,236)
                                                                      ------------      -----------
            INCREASE (DECREASE) IN CASH   . . . . . . . . . . .           (100,518)         376,965

Cash at beginning of period . . . . . . . . . . . . . . . . . .            110,682          638,266
                                                                      ------------      -----------
            CASH AT END OF PERIOD   . . . . . . . . . . . . . .       $     10,164      $ 1,015,231
                                                                      ============      ===========


See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended July 31, 1996 of $10,011,000 increased $1,119,000, or 12.6% from the sales reported in the comparable period a year ago. The growth in sales resulted from a change in product mix and price improvements on some products. The net profit for the quarter ended July 31, 1996 was $242,000 vs. a net profit of $163,000 in the comparable period a year ago.

The cost of sales percentage of 86% for the current fiscal year quarter is the same as the comparable period a year ago.

The selling, general and administrative expense increase was primarily due to higher sales commissions and Michigan Single Business Taxes, but the percent to sales decreased to 9.0% from 9.6%.

Interest expense decreased $45,000 due primarily to cash generated from profits reducing short-term debt. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

For the first nine months of 1996, net sales of $29,838,000 were 2.0% greater than the same period in 1995, due primarily to the growth of the automotive market of 1% and a change in product mix. The net profit for the first nine months of 1996 was $817,000 vs. a net profit of $1,179,000 in the comparable period a year ago. The pretax profit of 1995 was favorably affected by life insurance proceeds of $1,141,000.

Financial Condition


The Company has short-term credit lines aggregating $5,000,000. At July 31, 1996, zero dollars were outstanding.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
   -------------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date   8-27-96
     -----------------------------

                                Exhibit Index
                                -------------






Exhibit
Number                              Description
- -------                             -----------

  27                                Financial Data Schedule