Form 10-K405
period 1996-10-31
MICHIGAN RIVET CORP
filed 1997-01-28
CIK 65666

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

                   For the fiscal year ended October 31, 1996
                         Commission file number 0-6056

                 Transition report pursuant to Section 13 or 15(d)
             ---    of the Securities Exchange Act of 1934

                For the transition period from        to
                                              --------  --------
                          MICHIGAN RIVET CORPORATION
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                       38-1887153
-------------------------------                     ---------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       Identification No.)

13201 Stephens Road, Warren, Michigan                      48089
---------------------------------------             ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (810) 754-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange
     Title of each class                              on which registered
     -------------------                            ----------------------

  Common Stock, $1.00 Par Value                               None
 ------------------------------                     ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates (132,875) of the registrant as of January 3, 1997 was $797,250.

The number of shares outstanding of the registrant's common stock as of January 3, 1997 was 638,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.


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

Customers and Marketing

The Industry Information, which includes the names of the Company's major customers, set forth in Note 1 to the consolidated financial statements included in Item 8 of this report is incorporated herein by reference. The loss of any major domestic automobile producer as a customer would have a materially adverse effect upon the Company's business.

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

Employees

As of December 20, 1996, the Company had approximately 300 employees, of whom 80 were salaried. Hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America.

Other

The success of the Company's business is not dependent upon any material patents, trademarks, licenses, franchises or concessions held by it. The dollar amount spent during each of the last two fiscal years on research activities relating to the development of new products or services or the improvement of existing products or services is deemed by management to be insignificant. The Company's export sales were approximately 10% of net sales in Fiscal Year 1996.

Item 2.  PROPERTIES

MRC's manufacturing plant and executive offices are located at 13201 Stephens Road, Warren, Michigan, a suburb of Detroit. An 80,000 square foot, $4,000,000, addition was erected on the available land at the Stephens Road plant and was completed in September 1989. There are approximately 140,000 square feet of floor space at the plant, of which 110,000 are devoted to manufacturing. The warehouse and shipping operations encompass approximately 20,000 square feet with the remainder devoted to office and administration purposes. The building, and the 7.5 acre parcel on which it is situated, are owned by MRC subject to an outstanding mortgage in the amount of $2,821,489 at October 31, 1996.

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


Item 3.  LEGAL PROCEEDINGS

Claims of age discrimination filed with the Michigan Department of Civil Rights by two former salaried employees and one current salaried employee, based on the Company's 1994 management reorganization, were settled or dismissed with no material effect on the Company's financial condition or results of operation.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The registrant's common stock is traded over-the-counter. The prices shown for the fiscal years ended October 31, 1996 and 1995 were obtained from a Detroit-area stock brokerage firm that effects transactions of Company stock from time to time. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in the registrant's stock is limited and sporadic and should not be deemed to constitute an established public trading market.

                   Year Ended                Year Ended
                 Oct. 31, 1996             Oct. 31, 1995
                ---------------           ---------------
                 Bid      Ask              Bid      Ask
                ---------------           ---------------
First quarter     5        -                3        -
Second quarter    5-1/2    -                3        -
Third quarter     6       10                3        -
Fourth quarter    6        9                3-1/4    -

As of January 3, 1997, there were approximately 310 holders of record of the common stock of MRC.

The Company paid dividends in Fiscal Year 1996 as follows:

Declared: December 20, 1995   Paid: January 26, 1996      8c. per share
          February 21, 1996         March 29, 1996        8c. per share
          May 14, 1996              June 21, 1996         9c. per share
          August 21, 1996           September 30, 1996    12c. per share

Item 6.  SELECTED FINANCIAL DATA

                                           Year Ended October 31
                              ------------------------------------------------
                                1996       1995      1994     1993     1992
                              -----------------------------------------------
                                 (In thousands, except per share amounts)
Net sales                     $41,597    $39,211   $38,375  $33,057  $31,364
Earnings (loss) before
  cumulative effect of
  accounting change             1,333      1,630        44     (768)    (543)
Cumulative effect of
  accounting change                                                      190
Net earnings (loss)             1,333      1,630        44     (768)    (353)

Total assets                   21,300     20,655    21,736   20,042   20,102
Long-term debt                  3,747      4,437     4,380      571    4,780

Per share of common stock:
  Earnings (loss) before
    cumulative effect of
    accounting change            2.09       2.55       .07    (1.20)    (.85)
  Cumulative effect of
    accounting change                                                    .30
  Net earnings (loss)            2.09       2.55       .07    (1.20)    (.55)
Cash dividends                    .37        .24        -        -        -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1996 vs. 1995
Results of Operations

Net sales increased to $41,597,000 in Fiscal Year 1996, a six percent (6%) increase from net sales of $39,211,000 in Fiscal Year 1995. The net profit for Fiscal Year 1996 was $1,333,000 vs. a $1,630,000 profit for Fiscal Year 1995. Fiscal Year 1995 profits included life insurance proceeds. The growth in sales resulted from a combination of new products, increased volume, and change in product mix. Sales to Ford, General Motors, Chrysler and their suppliers as a percent to total sales was 92% in Fiscal Year 1996 and 1995.

Cost of sales as a percentage of net sales decreased to 85.6% in Fiscal Year 1996 from 88.0% in Fiscal Year 1995.

Some major cost changes were as follows:

     A small reduction in hourly direct and indirect labor due to automation and better utilization of resources.

     Lower manufacturing costs due to improved tooling and maintenance procedures.

     The largest cost reduction came in the fringe benefit area. Workers Compensation and retiree medical accrual (FAS 106) were the areas that had significant lower costs. The lower FAS 106 accrual will continue in future years as a result of the May 1995 agreement with the Union.

Selling, general and administrative expenditures as a percentage of net sales decreased to 8.6% of sales in Fiscal Year 1996 from 8.7% in Fiscal Year 1995. The dollar amount was an increase of $145,000 from the prior year. This was primarily a result of increased sales commissions, salary wage and bonus, and Michigan Single Business Tax.

Proceeds received from the sale of excess production equipment were $78,000 in Fiscal Year 1996.

Interest expense decreased $177,000 from the prior year due to lower short-term notes and interest rate from the bank.

Liquidity and Capital Resources

The interest rate on $3,000,000 of the Company's Mortgage and Long Term Equipment Loan Agreements was lowered by .25% to prime +.5%. The Revolving Credit remains at $5,000,000 with the interest rate reduced .75% to prime. The Company is in compliance with all the Covenants of the lending agreement.

The Company's cash increased $9,000 from the beginning of the Fiscal Year 1996. Cash flow from operating activities increased to $2,390,000 in Fiscal Year 1996, due primarily to earnings and to non-cash expenses for depreciation and the accrued postretirement benefits. Cash of $2,076,000 was used to acquire equipment and pay short and long term debt. The Company paid down $309,000 on its revolving line of credit and at October 31, 1996 had $4,800,000 available under the agreement. Expenditures for additional equipment during Fiscal Year 1997 are presently expected to approximate $2,300,000, which are projected to be financed from cash generated from operations and cash from the revolving credit line.

The Company is continuing to review the costs of all parts and when necessary request price adjustments from our customers. The Company has had some success in attaining a few price adjustments in the past year. The Company will continue its long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis. There can be no assurance that the Company's projections will be realized.

Dividends

Dividends totaling thirty-seven cents ($.37) per share were paid in Fiscal Year 1996 for an increase of 54%.

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

Liquidity and Capital Resources

The Company's Mortgage and Long Term Equipment Loan Agreements were renewed in January 1995 for five years at the same amortization schedule. The Revolving Credit remains at $5,000,000. In most instances, the interest rate was reduced by .75% on all Comerica Bank loans. The Company is in compliance with all the Covenants of the lending agreement.

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


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

The information called for by the items within this part is included in the Company's 1997 Proxy Statement, and is incorporated herein by reference, as follows

                       Caption(s) in 1997 Proxy Statement

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

          21--Subsidiaries of Registrant

  (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 31, 1996.

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



                                        MICHIGAN RIVET CORPORATION


                                        William B. Strade
                                        --------------------------------
                                        William B. Stade
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 22nd day of January 1997.




William B. Stade                        Kermit L. Knuppenburg
--------------------------------        -------------------------------
William B. Stade                        Kermit L. Knuppenburg
Chairman of the Board,                  Director
President and Director




Anthony W. Livorine                     Clark V. Stevens
--------------------------------        -------------------------------
Anthony W. Livorine                     Clark V. Stevens
Director                                Director



William P. Lianos                       Charles E. Blank
--------------------------------        -------------------------------
William P. Lianos                       Charles E. Blank
Exec. V. P. & Treasurer and Director    Director
(Principal Financial & Accounting
  Officer)



Anthony J. Caputo
--------------------------------
Anthony J. Caputo
Director

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a)(1), (2), and (d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED OCTOBER 31, 1996

                           MICHIGAN RIVET CORPORATION

                                WARREN, MICHIGAN

FORM 10-K--ITEM 14(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES


The following consolidated financial statements of Michigan Rivet Corporation and subsidiaries are included in Item 8:

  Consolidated balance sheets--Years ended October 31, 1996, 1995 and 1994

  Consolidated statements of operations and retained earnings--Years ended October 31, 1996, 1995 and 1994

  Consolidated statements of cash flows--Years ended October 31, 1996, 1995 and 1994

  Notes to consolidated financial statements--Years ended October 31, 1996, 1995, and 1994


The following consolidated financial statement schedule of Michigan Rivet Corporation and subsidiaries are included in Item 14(d):


  Schedule VIII--Valuation and qualifying accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             [PLANTE & MORAN, LLP]




                          Independent Auditor's Report


To the Board of Directors and Stockholders
Michigan Rivet Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Michigan Rivet Corporation and subsidiaries as of October 31, 1996, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Rivet Corporation and subsidiaries at October 31, 1996, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As disclosed in Notes 1 and 4 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993.

                                        PLANTE & MORAN, LLP





December 16, 1996
Bloomfield Hills, Michigan

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                      OCTOBER 31
                                                      --------------------------------------------
                                                         1996            1995             1994
                                                      -----------     -----------      -----------
                           ASSETS

CURRENT ASSETS
   Cash                                               $   119,372     $   110,682      $   638,266
   Accounts receivable, less allowance of $50,000 in
     1996, 1995 and 1994                                6,151,075       5,368,533        5,763,245
   Inventories:
     Finished products                                  1,311,279       1,328,108        1,331,453
     In process                                         2,664,998       2,967,555        3,058,305
     Raw materials                                        728,025         673,281          629,588
                                                      -----------     -----------      -----------

            Total inventories                           4,704,302       4,968,944        5,019,346

DEFERRED FEDERAL INCOME TAXES (Note 3)                    520,211         697,639          788,000

PREPAID EXPENSES AND OTHER CURRENT
   ASSETS                                                 189,990         182,590          645,464
                                                      -----------     -----------      -----------

            Total current assets                       11,684,950      11,328,388       12,854,321

DEFERRED FEDERAL INCOME TAXES AND
   OTHER ASSETS (Note 3)                                  704,191         505,324           66,906

PROPERTY, PLANT AND EQUIPMENT
   Land                                                   125,000         125,000          125,000
   Buildings and improvements                           5,347,560       5,295,320        5,208,957
   Machinery and equipment                             18,505,226      17,578,978       16,966,933
                                                      -----------     -----------      -----------

            Total property and equipment               23,977,786      22,999,298       22,300,890

   Less accumulated depreciation                       15,067,088      14,178,218       13,485,783
                                                      -----------     -----------      -----------

            Net carrying amount                         8,910,698       8,821,080        8,815,107
                                                      -----------     -----------      -----------

            Total assets                              $21,299,839     $20,654,792      $21,736,334
                                                      ===========     ===========      ===========





See Notes to Consolidated Financial
   Statements.                                                               16

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Continued)


                                                                              OCTOBER 31
                                                             ---------------------------------------------
                                                                1996             1995             1994
                                                             -----------      -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to bank (Note 2)                            $        -       $   309,000      $ 3,743,000
   Accounts payable                                            3,813,348        3,569,626        3,997,626
   Payroll and employees' benefits                               997,522          945,252          558,717
   Other accrued expenses                                        333,535          599,601          750,316
   Current maturities of long-term debt (Note 2)                 684,815          691,039          498,831
                                                             -----------      -----------      -----------

              Total current liabilities                        5,829,220        6,114,518        9,548,490

LONG-TERM DEBT (Note 2)                                        3,746,600        4,436,829        4,379,620

ACCRUED POSTRETIREMENT BENEFITS                                3,279,140        2,732,084        1,457,602
   (Note 4)

DEFERRED FEDERAL INCOME TAXES (Note 3)                                -            25,000          484,548

STOCKHOLDERS' EQUITY
   Common stock - $1 par value:
       Authorized - 1,000,000 shares
       Issued and outstanding - 638,525 shares                   638,525          638,525          638,525
   Paid-in capital                                               117,403          117,403          117,403
   Retained earnings                                           7,688,951        6,590,433        5,110,146
                                                             -----------      -----------      -----------

              Total stockholders' equity                       8,444,879        7,346,361        5,866,074
                                                             -----------      -----------      -----------

              Total liabilities and stockholders' equity     $21,299,839      $20,654,792      $21,736,334
                                                             ===========      ===========      ===========





See Notes to Consolidated Financial
   Statements.                                                               17

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND RETAINED EARNINGS



                                                                  YEAR ENDED OCTOBER 31
                                                      ----------------------------------------------
                                                         1996              1995              1994
                                                      -----------       -----------      -----------
NET SALES                                             $41,596,542       $39,210,844      $38,375,208

COSTS AND EXPENSES
   Cost of products sold                               35,526,431        34,487,789       34,702,554
   Selling, administrative and general                  3,557,246         3,412,508        3,082,643
                                                      -----------       -----------      -----------
   Interest                                               469,451           646,227          700,765

                 Total costs and expenses              39,553,128        38,546,524       38,485,962
                                                      -----------       -----------      -----------
INCOME (LOSS) - Before other income
   and federal income taxes                             2,043,414           664,320         (110,754)

OTHER INCOME - Net gain from life
   insurance proceeds (Note 5)                                 -          1,141,394               -

FEDERAL INCOME TAXES (BENEFIT)
   (Note 3)                                               710,000           175,793         (155,000)
                                                      -----------       -----------      -----------

NET INCOME                                              1,333,414         1,629,921           44,246

RETAINED EARNINGS - Beginning of
   year                                                 6,590,433         5,110,146        5,065,900


DIVIDENDS ($.37 and $.24 per share)                      (234,896)         (149,634)              -
                                                      -----------       -----------      -----------

RETAINED EARNINGS - End of year                       $ 7,688,951       $ 6,590,433      $ 5,110,146
                                                      ===========       ===========      ===========

NET INCOME PER SHARE                                  $      2.09       $      2.55      $       .07
                                                      ===========       ===========      ===========





See Notes to Consolidated Financial
   Statements.                                                               18

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED OCTOBER 31
                                                          --------------------------------------------
                                                             1996             1995            1994
                                                          -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 1,333,414      $ 1,629,921     $    44,246
   Adjustments to reconcile net income to net cash
       from operating activities:
          Depreciation                                      1,059,216        1,048,743       1,087,267
          Gain on sale of equipment                           (78,326)              -               -
          Provision for deferred income taxes                      -          (369,187)       (435,056)
          Provision for postretirement benefits               547,056        1,274,482       1,657,602
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts
                 receivable                                  (782,542)         394,712        (851,285)
              (Increase) decrease in inventories              264,642           50,402        (678,254)
              (Increase) decrease in prepaid expenses
                  and other assets                            (53,839)          24,456          51,683
              Increase (decrease) in accounts payable
                 and other accrued expenses                    29,926         (192,180)        453,662
                                                          -----------      -----------     -----------
                    Net cash provided by operating
                        activities                          2,319,547        3,861,349       1,329,865

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment            (1,148,834)      (1,054,716)       (522,211)
   Proceeds from sale of equipment                             78,326               -               -
                                                          -----------      -----------     -----------
                    Net cash used in investing
                        activities                         (1,070,508)      (1,054,716)       (522,211)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (payments) borrowings under short-term
       credit line                                           (309,000)      (3,434,000)        216,000
   Proceeds from long-term debt                                    -           813,298              -
   Payments on long-term debt                                (696,453)        (563,881)       (587,002)
   Payment of dividends                                      (234,896)        (149,634)             -
                                                          -----------      -----------     -----------

                    Net cash used in financing
                        activities                         (1,240,349)      (3,334,217)       (371,002)
                                                          -----------      -----------     -----------

NET INCREASE (DECREASE) IN CASH                                 8,690         (527,584)        436,652

CASH - Beginning of year                                      110,682          638,266         201,614
                                                          -----------      -----------     -----------
CASH - End of year                                        $   119,372      $   110,682     $   638,266
                                                          ===========      ===========     ===========





See Notes to Consolidated Financial
   Statements.                                                               19

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The consolidated financial statements include the accounts of Michigan Rivet Corporation and its subsidiaries. Upon consolidation, significant intercompany accounts and transactions are eliminated.

          Description of Business - The Company is a domestic manufacturer of cold headed steel fasteners, nuts and components, principally for the automotive industry. Sales to General Motors Corporation, Ford Motor Company and Chrysler Corporation, including their suppliers, are summarized as follows:

                                                     1996         1995         1994
                                                     ----         ----         ----
          General Motors Corporation                  33%          33%          27%
          Ford Motor Company                          40           38           40
          Chrysler Corporation                        19           21           26

          The Company generally does not require collateral from its customers. Credit losses from automobile and related manufacturers have been minimal and within management's expectations.

          Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first out (LIFO) method for certain inventories (approximately 26 percent, 25 percent and 26 percent of consolidated inventories at October 31, 1996, 1995 and 1994, respectively) and the first-in, first-out (FIFO) method for all other inventories.

          Current cost exceeded the balance sheet carrying amount of LIFO inventories by $407,000, $456,000 and $512,000 in 1996, 1995 and 1994,
          respectively.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Property, Plant and Equipment - Properties are stated at cost and include expenditures which materially increase the useful lives of existing buildings and equipment. Expenditures for normal repairs, maintenance and production tooling are charged to operations as incurred. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes - Under Statement of Financial Accounting Standards
          No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect. Current taxes payable or refundable are based on amounts on tax returns for the year.

          Accounting for Employee Postretirement Benefits - The Company provides health care and life insurance benefits for certain retired employees. This plan is unfunded and benefits are paid when they are incurred by the retiree. Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). This Statement requires that these benefits be recognized as an expense as employees render service rather than when benefits are paid as the Company historically has done. As permitted under the Statement, the Company elected to amortize the cumulative effect of this accounting change on a prospective basis over 20 years (see Note 4).

NOTE 2 -  DEBT

          Notes payable to bank represent borrowings for working capital purposes under a $5,000,000 short-term revolving line of credit, which is renewed quarterly and bears interest at the lending institution's prime rate (prime was 8.25 percent at October 31, 1996). The weighted average interest rate for 1996, 1995 and 1994 was 8.99 percent, 9.64 percent and 7.78 percent, respectively. Available borrowings under this agreement are based on a percentage of eligible accounts receivable. At October 31, 1996, $5,000,000 in additional borrowings was available under the agreement.

          Long-term debt consists of the following obligations:

                                                            1996            1995            1994
                                                         ----------      ----------      ----------
          Mortgage note                                  $2,821,489      $3,040,359      $3,212,001
          Term note                                         633,306         833,310       1,033,314
          Mortgage note, due February 1996,
           9.75%, $5,346 paid monthly                             -          20,941          79,901
          Equipment notes payable                           933,830       1,171,835         553,235
          Other                                              42,790          61,423               -
                                                         ----------      ----------      ----------

                Total                                     4,431,415       5,127,868       4,878,451

          Less current maturities                           684,815         691,039         498,831
                                                         ----------      ----------      ----------

                Total long-term debt                     $3,746,600      $4,436,829      $4,379,620
                                                         ==========      ==========      ==========

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 2 -  DEBT (Continued)

          The mortgage note is payable in monthly installments of $39,757 including interest, and matures February 1, 2000. The term note is payable in monthly installments of $16,667 plus interest and matures November 1, 2000. The term note bears interest at 9 percent. The mortgage note bears interest at the lending institution's prime rate plus .50 percent (prime was 8.25 percent at October 31, 1996). The Company's financing agreements include covenants that require minimum levels of working capital, tangible net worth and debt to equity ratios. The agreements also require the lender's approval before cash dividends may be declared or paid.

          During 1995, the Company financed certain production equipment totaling $750,000 under terms of a note payable to a bank. The new note requires monthly payments of $12,500 plus interest at 9 percent and matures July 1, 2000. An additional note payable required monthly payments of $16,452 through May 1995. Another equipment note payable has an interest rate of approximately 8 percent and requires 60 monthly payments of $9,058 through May 1998 plus a balloon payment of $201,603 in June 1998.

          Maturities of long-term debt during the five fiscal years following 1996 are:

                    1997                                    $  684,815
                    1998                                       714,373
                    1999                                       746,542
                    2000                                       519,205
                    2001                                       339,673
                  Thereafter                                 1,426,807

          As of October 31, 1996, substantially all of the Company's assets were mortgaged or otherwise collateralized by the various debt agreements.

          Cash payments for interest were $473,295, $687,589 and $763,288 in 1996, 1995 and 1994, respectively.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 3 -  FEDERAL INCOME TAXES

          The provision for income tax expense (benefit) is as follows:

                                                                 1996             1995          1994
                                                              ----------      ----------     ----------
          Current expense                                     $  710,000      $  544,980     $  280,056
          Deferred (reduction)                                         -        (369,187)      (435,056)

                      Total tax expense (benefit)             $  710,000      $  175,793     $ (155,000)
                                                              ==========      ==========     ==========
          Income tax payments                                 $  785,000      $  605,000     $       -
                                                              ==========      ==========     ==========

          The total tax expense for 1995 differs from the amount computed utilizing the statutory rate of 34 percent primarily due to nontaxable income from insurance proceeds as described in Note 5.

          The details of the net deferred tax asset are as follows:

                                                                 1996            1995          1994
                                                              ----------      ----------     ----------
          Deferred tax liabilities:
            Depreciation                                      $  962,480      $  952,612     $  944,735
            Other                                                      -           2,896         35,813
                                                              ----------      ----------     ----------

                  Total deferred tax liabilities                 962,480         955,508        980,548

          Deferred tax assets:
            Employee benefits                                  1,256,396       1,145,594        708,149
            Tax credit carryover                                       -         100,000        172,000
            Inventory valuation                                  328,849         335,387        386,984
            Other                                                 49,874          47,166         16,867
                                                              ----------      ----------     ----------

                  Total deferred tax assets                    1,635,119       1,628,147      1,284,000

          Valuation allowance                                          -              -               -
                                                              ----------      ----------     ----------

                  Net deferred tax asset                      $  672,639      $  672,639     $  303,452
                                                              ==========      ==========     ==========

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 3 -  FEDERAL INCOME TAXES (Continued)

          The principal components of deferred federal income tax expense (credits) are as follows:

                                                              1996             1995            1994
                                                           ----------       ----------       ----------
          Net operating loss carryforward                  $       -        $       -        $  341,500
          Employee benefits                                  (110,802)        (437,443)        (565,500)
          Accelerated tax depreciation                          9,868           54,696          (75,500)
          Inventory valuation                                   6,538           51,597          (92,000)
          Tax credit carryover and other                       94,396          (38,037)         (43,556)
                                                           ----------       ----------       ----------
                 Total                                     $       -        $ (369,187)      $ (435,056)
                                                           ==========       ==========       ==========

NOTE 4 -  RETIREMENT BENEFITS

          Pension Plans - Certain employees of the Company who are members of collective bargaining units are covered by a noncontributory defined benefit pension plan. The plan provides benefits that are based on a stated amount for each year of service plus a frozen vested accrued severance benefit calculated as of August 26, 1977 for eligible employees on that date. The Company's funding policy is to make at least the minimum annual contribution required by applicable regulations.

          A summary of the components of pension income for the union plan follows:

                                                              1996             1995            1994
                                                           ----------       ----------       ----------
          Service cost for benefits earned during
            the period                                     $   73,369       $   60,377       $   76,729
          Interest cost of projected benefit
            obligation                                        266,634          255,487          240,899
          Actual return on plan assets                       (718,773)        (662,138)         (17,575)
          Net amortization and deferral                       332,331          295,544         (336,461)
                                                           ----------       ----------       ----------

                 Net pension income                        $  (46,439)      $  (50,730)      $  (36,408)
                                                           ==========       ==========       ==========

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 4 -  RETIREMENT BENEFITS (Continued)

          Assumptions used in accounting for the plan were:

                                                            1996              1995              1994
          Weighted average discount rate                    7.5%              7.0%              8.0%
          Expected long-term rate of return on
            assets                                          7.0%              7.0%              7.0%

          The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the union plan:

                                                           1996            1995            1994
                                                        ----------      ----------      ----------
          Actuarial present value of benefit
           obligation:
             Vested benefit                             $3,699,434      $3,636,038      $3,135,696
                                                        ==========      ==========      ==========

             Accumulated benefit obligation             $3,818,023      $3,781,650      $3,243,054
                                                        ==========      ==========      ==========

          Projected benefit obligation                  $3,818,023      $3,781,650      $3,243,054
          Plan assets at fair value                      5,617,523       5,116,114       4,680,338
                                                        ----------      ----------      ----------

          Excess of plan assets over projected           1,799,500       1,334,464       1,437,284
           benefit obligation
          Unrecognized net gain                           (682,137)       (207,948)       (305,906)
          Unrecognized prior service cost                    5,827           6,399           6,971
          Unrecognized net asset at transition            (580,452)       (636,616)       (692,780)
                                                        ----------      ----------      ----------
          Net pension asset recognized in the
           balance sheet                                $  542,738      $  496,299      $  445,569
                                                        ==========      ==========      ==========

          Plan assets are invested primarily in pooled equity investment funds, obligations of the U.S. government and its agencies and certain other investments.

          Certain employees participate in a Company sponsored savings plan. Under the plan, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. The Company contributed approximately $50,000, $56,000 and $49,000 to this plan in 1996, 1995 and 1994, respectively.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 4 -  RETIREMENT BENEFITS (Continued)

          Postretirement Benefits - As discussed in Note 1, the Company provides health care and life insurance benefits for certain retired employees. The Company adopted the provisions of SFAS 106 effective November 1, 1993. The accumulated postretirement benefit obligation (APBO) at the date of adoption was $11,263,445. The Company elected to recognize the transition obligation over 20 years.

          During 1995, the Company and its collective bargaining unit agreed to modifications to the postretirement benefit plan. These modifications primarily related to a cap on future retiree medical insurance benefits, and resulted in a reduction of the accumulated postretirement benefit obligation of approximately $5,200,000. This reduction has been used to reduce the transition obligation, which will be recognized prospectively over the remaining amortization period allowed by SFAS 106.

          The Company recognized an expense related to postretirement benefits consisting of service cost, interest cost and transition amortization in 1996, 1995 and 1994, as follows:

                                                               1996               1995             1994
                                                            -----------       -----------      ------------
          Service cost of benefits earned                   $   196,412       $   359,215      $    437,451
          Interest cost on liability                            351,592           677,106           835,440
          Net amortization and deferral                         189,473           426,530           561,822
                                                            -----------       -----------      ------------
                    Total net periodic post-
                      retirement benefit cost               $   737,477       $ 1,462,851      $  1,834,713
                                                            ===========       ===========      ============

          The amount reported on the balance sheet at October 31, 1996, 1995 and 1994 was:

                                                               1996              1995              1994
                                                            -----------       -----------      ------------
          Accumulated postretirement benefit
             obligation:
              Fully eligible active participants            $ 1,051,138       $ 1,379,359      $  2,117,080
              Other active participants                         957,331         1,529,610         6,168,314
              Retired participants                            3,207,589         3,875,644         3,731,548
                                                            -----------       -----------      ------------
                      Total APBO                              5,216,058         6,784,613        12,016,942

              Unrecognized net obligation at
               transition                                    (3,556,706)       (3,779,000)      (10,674,623)
              Unrecognized net gain (loss)                    1,819,788           (73,529)          315,283
                                                            -----------       -----------      ------------
                      Accrued postretirement
                       benefit cost                         $ 3,479,140       $ 2,932,084      $  1,657,602
                                                            ===========       ===========      ============

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994


NOTE 4 -  RETIREMENT BENEFITS (Continued)

          The Company has not funded any portion of its APBO except for benefits being paid as incurred by participants. Cash paid for these benefits totaled $190,000, $188,000 and $177,000 in 1996, 1995 and 1994,
          respectively. The Company estimated the current portion of this accrued benefit cost to be $200,000 for 1996, 1995 and 1994, and those amounts have been shown as current liabilities.

          The significant actuarial assumptions used to determine the cost to the Company at October 31, 1996 are as follows:

          Discount rate                             7.50%

          Health care trend rates - Medical         Approximately 10.50% per
                                                    annum grading down to
                                                    5.50% in 2005/2006 and all
                                                    years thereafter


          Health care trend rates - Prescription    Approximately 13.50% per
                                                    annum grading down to
                                                    5.50% in 2005/2006 and all
                                                    years thereafter

          A one percent increase in the health care trend rate assumptions would increase the October 31, 1996 APBO by 2.33 percent and would increase the aggregate of the 1996 service and interest cost components of the net periodic postretirement benefit cost by 1.87 percent.

NOTE 5 -  OTHER INCOME

          In November 1994, the Company's former president passed away. The Company received life insurance proceeds totaling $1,200,000 from policies on his life. The cash surrender value of these policies at the time of death totaled $58,606, resulting in a net gain of $1,141,394.

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

          A summary of the fair value of financial instruments, as well as the methods and significant assumptions used to estimate fair value, is as follows:

          Short-term Financial Instruments - The fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximates the carrying amount in the accompanying financial statements due to the short maturity of such instruments.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        OCTOBER 31, 1996, 1995 AND 1994




NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Long-term Debt - The fair value of long-term debt approximates the carrying amount based on the current borrowing rates offered for such instruments and since the current rates reflect market rates.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



            COL. A                    COL. B                       COL. C                    COL. D                     COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                           (2) Charged     Deductions-                Balance at
          DESCRIPTION               Balance at         (1) Charged           to Other        Describe               End of Period
                                   Beginning of        to Costs and          Accounts-
                                      Period             Expenses            Describe
---------------------------------------------------------------------------------------------------------------------------------
 Year Ended October 31, 1996:
      Valuation allowance for       $ 50,000            $ 31,231                             A $ 31,231                $ 50,000
      Reserve for inventory          604,000              59,000                                                        663,000
                                    --------            ---------                              --------                --------
        obsolescence

           TOTALS                   $654,000            $ 90,231                               $ 31,231                $713,000
                                    ========            =========                              ========                ========


 Year Ended October 31, 1995:
      Valuation allowance for       $ 50,000            $  9,505                             A $  9,505                $ 50,000
        accounts receivable

      Reserve for inventory          612,800              (8,800)                                                       604,000
                                    --------             --------                              --------                --------
        obsolescence

           TOTALS                   $662,800            $    705                               $  9,505                $654,000
                                    ========            =========                              ========                ========


 Year Ended October 31, 1994:
      Valuation allowance for       $ 50,000            $ (5,146)                            A $ (5,146)               $ 50,000
        accounts receivable
      Reserve for inventory          538,600              74,200                                                        612,800
                                    --------             --------                              --------                --------
        obsolescence

           TOTALS                   $588,600            $ 69,054                               $ (5,146)               $662,800
                                    ========            =========                              ========                ========

A -  Represents uncollectible accounts charged off, net of recoveries.

                                EXHIBIT INDEX







                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                               DESCRIPTION                         PAGE
-------                              -----------                    ------------

  21            --   Subsidiaries of Resistrant

  27            --   Financial Data Schedule