Form 10-Q
period 1997-01-31
MICHIGAN RIVET CORP
filed 1997-02-28
CIK 65666

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


For Quarter ended January 31, 1997

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

                              Yes  XX    No
                                  -----     -----


There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of January 31, 1997, close of the period covered by this report.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

PART I.  FINANCIAL INFORMATION                                        FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                            ASSETS
                                                             January 31,         October 31,
                                                               1997                  1996
                                                            -----------          -----------
Current Assets:
  Cash............................................         $    323,113         $    119,371
  Accounts receivable, less allowance of $50,000..            5,076,061            6,151,076
  Inventories.....................................            4,585,302            4,704,302
  Deferred federal income taxes...................              520,211              520,211
  Prepaid expenses and other current assets.......              254,387              189,991
                                                           ------------         ------------
                        TOTAL CURRENT ASSETS......           10,759,074           11,684,951

Other Assets......................................              704,191              704,191

Property, Plant and Equipment.....................           24,297,774           23,977,786
  Less accumulated depreciation...................           15,286,789           15,067,089
                                                           ------------         ------------
                                                              9,010,985            8,910,697
                                                           ------------         ------------
                                                            $20,474,250          $21,299,839
                                                           ============         ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................         $  4,041,025          $ 3,813,348
  Payroll and employees benefits..................              472,715              969,787
  Other accrued expenses..........................              309,778              361,270
  Current maturities of long-term debt............              684,815              684,815
                                                           ------------         ------------
                        TOTAL CURRENT LIABILITIES             5,508,333            5,829,220

Long-Term Debt....................................            3,064,019            3,746,600

Accrued Retiree Health Liability..................            3,414,183            3,279,140
Shareholders' Equity
  Common stock - $1 par value
   Authorized - 1,000,000 shares
   Outstanding - 638,525 shares...................              638,525              638,525
  Other capital...................................              117,403              117,403
  Retained earnings...............................            7,731,787            7,688,951
                                                           ------------         ------------
                                                              8,487,715            8,444,879
                                                           ------------         ------------
                                                           $ 20,474,250          $21,299,839
                                                           ============         ============

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED)




                                                                                   Three Months Ended
                                                                                       January 31
                                                                            -------------------------------
                                                                               1997                   1996
                                                                           ----------              ---------
                 Net sales  . . . . . . . . . . . . . . . . . . . . .     $ 9,908,350             $ 9,553,390

                 Cost and expenses:
                    Cost of products sold . . . . . . . . . . . . . .       8,849,333               8,292,304
                    Selling, administrative
                        and general expenses  . . . . . . . . . . . .         802,601                 763,978
                    Gain on sale of assets  . . . . . . . . . . . . .         (20,000)
                    Interest expense  . . . . . . . . . . . . . . . .          96,392                 128,679
                                                                          -----------             -----------
                                                                            9,728,326               9,184,961
                                                                          -----------             -----------
                        Income before income taxes  . . . . . . . . .         180,024                 368,429

                 Income taxes . . . . . . . . . . . . . . . . . . . .          61,000                 125,000
                                                                          -----------             -----------
                        Net Income  . . . . . . . . . . . . . . . . .     $   119,024             $   243,429
                                                                          ===========             ===========


                 Net income per share . . . . . . . . . . . . . . . .         $   .19                  $  .38
                                                                              =======                  ======

                 Dividends per share  . . . . . . . . . . . . . . . .         $   .12                  $  .08
                                                                              =======                  ======


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
                 CASH FLOWS (UNAUDITED)


                                                                               Three Months Ended

                                                                                    January 31
                                                                        --------------------------------

                                                                           1997                    1996
                                                                       -----------            ------------

OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   119,024             $   243,429
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Depreciation   . . . . . . . . . . . . . . . . . . . . . . . .         269,700                 263,700
       Accrued retiree health liability . . . . . . . . . . . . . . .         135,043                 140,231
       Cash provided from (used in) changes in
          operating assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . . . . . .       1,075,015                 391,602
             Inventories  . . . . . . . . . . . . . . . . . . . . . .         119,000              (   60,700)
             Prepaid expenses and other current assets  . . . . . . .      (   64,396)                  9,349
             Accounts payable & other accrued expenses  . . . . . . .      (  320,887)             (  607,875)
                                                                         ------------            ------------
                  NET CASH PROVIDED BY (USED IN)
                     OPERATING ACTIVITIES                                   1,332,499                 379,736

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment . . . . . . . . . . .      (  369,988)             (  289,144)

FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt . . . . . . . . . . . .                                 207,575
   Payments on long-term debt . . . . . . . . . . . . . . . . . . . .      (  682,581)             (  179,105)
   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (   76,188)             (   50,787)
                                                                         ------------            ------------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                     ACTIVITIES . . . . . . . . . . . . . . . . . . .      (  758,769)             (   22,317)
                                                                         ------------            ------------
                  INCREASE (DECREASE) IN CASH . . . . . . . . . . . .         203,742                  68,275

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .         119,371                 110,682
                                                                         ------------            ------------
                  CASH AT END OF PERIOD . . . . . . . . . . . . . . .    $    323,113            $    178,957
                                                                         ============            ============


See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MICHIGAN RIVET CORPORATION

Results of Operations

Net sales for the quarter ended January 31, 1997 of $9,908,000 increased $355,000, or 3.7%, from the sales reported in the comparable period a year ago. The increase in sales resulted from a higher volume of products shipped to the automotive industry. The net profit for the quarter ended January 31, 1997 was $119,000 vs. a profit of $243,000 in the comparable period a year ago.

The higher cost of sales percentage for the current fiscal year quarter is due to the lower production efficiencies along with an increase in some manufacturing costs.

Selling, general, and administrative expenses have increased to 8.1% of sales as compared to 8.0% for the previous year comparable period. This increase resulted from higher commissions on sales.

Interest expense decreased $32,000 due primarily to a lower borrowing base and prime interest rate. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.


Financial Condition

The Company has short-term credit lines aggregating $5,000,000. At January 31, 1997, $0 was outstanding.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By William P. Lianos
   ------------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date  February 26, 1997
      ----------------------------

                                Exhibit Index
                                -------------


Exhibit No.                                     Description
-----------                                     -----------
     27                                    Financial Data Schedule