Form 10-Q
period 1997-04-30
MICHIGAN RIVET CORP
filed 1997-05-30
CIK 65666

                                                                       CONFORMED



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                        SECURITIES EXCHANGE ACT of 1934


For Quarter ended April 30, 1997

Commission file number: 0-6056

                           Michigan Rivet Corporation
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)



        Michigan                                       38-1887153
------------------------                 ------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

                      13201 Stephens Road; Warren, MI 48089
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (810) 754-5100
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ------     ------

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 1997, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                    FORM 10-Q


ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                ASSETS
                                                          April 30,               October 31,
                                                             1997                    1996
                                                       -----------              -----------
Current Assets:
  Cash............................................     $   191,799            $    119,371
  Accounts receivable, less allowance of $50,000..       5,838,567               6,151,076
  Inventories.....................................       4,826,302               4,704,302
  Deferred federal income taxes...................         520,211                 520,211
  Prepaid expenses and other current assets.......         239,241                 189,991
                                                       -----------             -----------
                        TOTAL CURRENT ASSETS......      11,616,120              11,684,951

Other Assets......................................         703,466                 704,191

Property, Plant and Equipment.....................      24,637,730              23,977,786
  Less accumulated depreciation...................      15,556,489              15,067,089
                                                       -----------             -----------
                                                         9,081,241               8,910,697
                                                       -----------             -----------
                                                       $21,400,827             $21,299,839
                                                       ===========             ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................     $   687,000             $         0
  Accounts payable................................       4,271,228               3,813,348
  Payroll and employee benefits...................         596,218                 969,787
  Other accrued expenses..........................         259,091                 361,270
  Current maturities of long-term debt............         334,815                 684,815
                                                       -----------               ---------
                 TOTAL CURRENT LIABILITIES........       6,148,352               5,829,220

Long-Term Debt....................................       2,742,794               3,746,600

Accrued Retiree Health Liability..................       3,548,143               3,279,140

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............         638,525                 638,525
  Other capital...................................         117,403                 117,403
  Retained earnings...............................       8,205,610               7,688,951
                                                       -----------              ----------
                                                         8,961,538               8,444,879
                                                       -----------              ----------
                                                       $21,400,827             $21,299,839
                                                       ===========             ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)




                                           Three Months Ended         Six Months Ended
                                               April 30                  April 30
                                     -----------------------        -------------------------
                                        1997          1996             1997          1996
                                     -----------   ----------       -----------   -----------
Net sales.......................     $11,558,406  $10,209,823       $21,486,756   $19,827,236

Cost and expenses:
  Cost of products sold.........       9,826,607    8,833,422        18,675,940    17,125,726
  Selling, administrative
         and general expenses...         816,035      815,748         1,618,636     1,579,726
  Interest expense..............          81,753      122,471           178,145       251,150
                                      ----------   ----------       -----------    ----------
                                      10,724,395    9,771,641        20,472,721    18,956,602
                                      ----------   ----------       -----------    ----------
         Income before
           income taxes.........         834,011      502,205         1,014,035       870,634

Income taxes....................         284,000      171,000           345,000       296,000
                                      ----------   ----------       -----------   -----------
         Net Income ............      $  550,011  $   331,205       $   669,035   $   574,634
                                      ==========   ==========       ===========   ===========

Net Income per share ...........         $   .86      $   .52            $ 1.05        $  .90
                                      ==========   ==========       ===========   ===========

Dividends per share.............         $   .12      $   .08            $  .24        $  .16
                                      ==========   ==========       ===========   ===========



See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)



                                                                     Six Months Ended
                                                                         April 30
                                                               --------------------------------
                                                                    1997              1996
                                                               ------------       -------------
OPERATING ACTIVITIES
  Net income ...........................................       $   669,035         $    574,634
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation...................................           539,400              529,400
         Accrue  retiree health liability...............           269,003              278,316
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable........................           312,509              269,449
             Inventories................................          (122,000)            (111,700)
             Prepaid expenses and other current assets..           (48,525)              21,838
             Accounts payable & other accrued expenses..           (17,868)            (533,367)
                                                               -----------         ------------
                 NET CASH PROVIDED BY
                  OPERATING ACTIVITIES..................         1,601,554            1,028,580

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment..........          (709,944)            (493,511)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt............           687,000             (179,000)
  Payments on long-term debt............................        (1,353,806)            (353,496)
  Dividends paid........................................          (152,376)            (101,574)
                                                               -----------         ------------
                 NET CASH USED IN FINANCING
                  ACTIVITIES............................          (819,182)            (634,070)
                                                               -----------         ------------
                 INCREASE (DECREASE) IN CASH............            72,428              (99,001)

Cash at beginning of period.............................           119,371              110,682
                                                               -----------         ------------
                 CASH AT END OF PERIOD..................       $   191,799         $     11,681
                                                               ===========         ============


See notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 1997 of $11,558,000 increased $1,348,000, or 13% from the sales reported in the comparable period a year ago. The increase in sales resulted from new orders and adjusted automotive production levels. The net profit for the quarter ended April 30, 1997 was $550,000 vs. a net profit of $331,000 in the comparable period a year ago.

The lower cost of sales percentage for the current fiscal year quarter is due to change in product mix.

Selling, general and administrative expenses decreased to 7.1% of sales as compared to 8.0% for the previous year comparable period. The total dollar amount remained about the same for both years.

Interest expense decreased $41,000 due primarily to the lower borrowing base and interest rates.

For the first six months of 1997, net sales of $21,467,000 were 8.4% greater than the same period in 1996, due primarily to higher automotive production schedules and new orders. The net profit for the first six months of 1997 was $669,000 vs. a net profit of $575,000 in the comparable period a year ago.


Financial Condition

Liquidity and Capital Resources

The Company has short-term credit lines aggregating $5,000,000. At April 30, 1997, $687,000 was outstanding.

During the six months ended April 30, 1997, the Company repaid $1,095,000 of long-term debt early which was partially funded by short-term bank borrowing.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation





By     William P. Lianos
       ----------------------------
       William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)



Date   5-29-97
       ---------------------------