Form 10-Q
period 1997-07-31
MICHIGAN RIVET CORP
filed 1997-08-26
CIK 65666

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


For Quarter ended July 31, 1997

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

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of July 31, 1997, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION
                                                                      FORM 10-Q
ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           ASSETS
                                                                               July 31,               October 31,
                                                                                 1997                    1996
                                                                             ------------            -------------

Current Assets:
  Cash............................................                            $   294,666             $    119,371
  Accounts receivable, less allowance of $50,000..                              3,900,195                6,151,076
  Inventories.....................................                              4,591,302                4,704,302
  Deferred federal income taxes...................                                520,211                  520,211
  Prepaid expenses and other current assets.......                                286,710                  189,991
                                                                             ------------             ------------
                        TOTAL CURRENT ASSETS......                              9,593,084               11,684,951

Other Assets......................................                                703,466                  704,191

Property, Plant and Equipment.....................                             24,928,308               23,977,786
  Less accumulated depreciation...................                             15,685,705               15,067,089
                                                                             ------------             ------------
                                                                                9,242,603                8,910,697
                                                                             ------------             ------------
                                                                              $19,539,153             $ 21,299,839
                                                                             ============             ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................                            $         0             $          0
  Accounts payable................................                              3,349,121                3,813,348
  Payroll and employee benefits...................                                419,593                  969,787
  Other accrued expenses..........................                                208,067                  361,270
  Current maturities of long-term debt............                                334,815                  684,815
                                                                             ------------             ------------
                        TOTAL CURRENT LIABILITIES                               4,311,596                5,829,220

Long-Term Debt....................................                              2,655,188                3,746,600

Accrued Retiree Health Liability..................                              3,619,076                3,279,140

Deferred Income Taxes.............................                                      0                        0

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares................                             638,525                  638,525
  Other capital...................................                                117,403                  117,403
  Retained earnings...............................                              8,197,365                7,688,951
                                                                             ------------             ------------
                                                                                8,953,293                8,444,879
                                                                             ------------             ------------
                                                                              $19,539,153             $ 21,299,839
                                                                             ============             ============

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED)




                                                 Three Months Ended               Nine Months Ended
                                                     July 31                           July 31
                                              ----------------------           -----------------------

                                                 1997         1996                1997          1996
                                              ----------   ----------          -----------   -----------

Net sales.......................               $ 9,766,777  $10,010,527         $31,253,533   $29,837,763

Cost and expenses:
  Cost of products sold.........                 8,758,751    8,625,839          27,434,691    25,751,565
  Selling, administrative
         and general expenses......                817,314      900,104           2,435,950     2,479,830
  Interest expense..............                    79,493      116,684             257,638       367,834
                                               -----------  -----------        ------------  ------------
                                                 9,655,558    9,642,627          30,128,279    28,599,229
                                               -----------  -----------        ------------  ------------
         Income before
           income taxes............                111,219      367,900           1,125,254     1,238,534

Income taxes....................                    37,000      126,000             382,000       422,000
                                               -----------  -----------        ------------  ------------
         Net Income................            $    74,219   $  241,900         $   743,254   $   816,534
                                               ===========   ==========        ============  ============

Net Income per share............               $       .11   $      .38         $      1.16   $      1.28
                                               ===========   ==========        ============  ============

Dividends per share.............               $       .12   $      .09         $       .36   $       .25
                                               ===========   ==========        ============  ============


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                        July 31
                                                                             ----------------------------

                                                                                   1997            1996
                                                                             -------------    ------------
OPERATING ACTIVITIES
  Net income.........................................                         $   743,254      $   816,534
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation...................................                          809,100          796,100
         Accrued retiree health liability...............                          339,936          417,597
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable........................                        2,250,881          986,211
             Inventories................................                          113,000          196,000
             Prepaid expenses and other current assets..                          (95,994)          (5,027)
             Accounts payable & other accrued expenses..                       (1,173,897)      (1,512,711)
                                                                            -------------     ------------
                 NET CASH PROVIDED BY
                  OPERATING ACTIVITIES....................                      2,986,280        1,694,704

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment.......                          (1,141,006)        (800,461)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt.........                                   0         (309,000)
  Payments on long-term debt.........................                          (1,441,412)        (527,051)
  Dividends paid.....................................                            (228,567)        (158,710)
                                                                            -------------     ------------
                 NET CASH PROVIDED BY (USED IN) FINANCING
                  ACTIVITIES..............................                     (1,669,979)        (994,761)
                                                                            -------------     ------------
                 INCREASE (DECREASE) IN CASH..............                        175,295         (100,518)

Cash at beginning of period..........................                             119,371          110,682
                                                                            -------------     ------------
                 CASH AT END OF PERIOD....................                   $    294,666      $    10,164
                                                                            =============     ============


See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended July 31, 1997 of $9,767,000 decreased $244,000, or 2.4% from the sales reported in the comparable period a year ago. The decrease in sales is a result of changes in production schedules and work stoppages at the automotive plants. The net profit for the quarter ended July 31, 1997 was $74,000 vs. a net profit of $242,000 in the comparable period a year ago.

The cost of sales percentage was 89.7% for the current fiscal year quarter vs. 86.2% in the comparable period a year ago. This increase was a result of lower production efficiencies along with contractual labor rate increase, higher freight, tooling and QS-9000 costs.

The selling, general and administrative expense decrease was primarily due to Michigan Single Business Taxes and the percent to sales decreased to 8.4% from 9.0%.

Interest expense decreased $37,000 due primarily to cash generated from operations reducing total debt. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate which has remained relatively constant.

For the first nine months of 1997, net sales of $31,254,000 were 4.7% greater than the same period in 1996, due primarily to the growth of the automotive market. The decrease in gross profit results from those items noted above. The net profit for the first nine months of 1997 was $743,000 vs. a net profit of $817,000 in the comparable period a year ago.

Liquidity and Capital Resources


The Company has short-term credit lines aggregating $5,000,000. At July 31, 1997, no amounts were borrowed on this facility. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 1997.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
  ----------------------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date 8-25-97
    --------------------------------------

                                EXHIBIT INDEX
                                -------------

EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------
     27                                        Financial Data Schedule