Form 10-K405
period 1997-10-31
MICHIGAN RIVET CORP
filed 1998-01-28
CIK 65666

                                                                      CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

             X         Annual Report Pursuant to Section 13
            ---        or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended October 31, 1997
                          Commission file number 0-6056

            --- Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from     to
                                                       ----   ----
                           MICHIGAN RIVET CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                  38-1887153
---------------------------------------          -------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                  Identification No.)

13201 Stephens Road, Warren, Michigan                  48089
----------------------------------------         -------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (810) 754-5100
                                                  ----------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           -------

Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
     -------------------                                   ---------------------
  Common Stock, $1.00 Par Value                                    None
 -------------------------------                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .
   ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates (131,967) of the registrant as of January 7, 1998 was $1,055,736.

The number of shares outstanding of the registrant's common stock as of January 7, 1998 was 638,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.


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

Employees

As of December 21, 1997, the Company had approximately 305 employees, of whom 82 were salaried. Hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America.

Other

The success of the Company's business is not dependent upon any material patents, trademarks, licenses, franchises or concessions held by it. The dollar amount spent during each of the last two fiscal years on research activities relating to the development of new products or services or the improvement of existing products or services is deemed by management to be insignificant. The Company's export sales were approximately 10.5% of net sales in Fiscal Year 1997.

Item 2.  PROPERTIES

MRC's manufacturing plant and executive offices are located at 13201 Stephens Road, Warren, Michigan, a suburb of Detroit. There are approximately 140,000 square feet of floor space at the plant, of which 110,000 are devoted to manufacturing. The warehouse and shipping operations encompass approximately 20,000 square feet with the remainder devoted to office and administration purposes. The building, and the 7.5 acre parcel on which it is situated, are owned by MRC subject to an outstanding mortgage in the amount of $2,580,972 at October 31, 1997.

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


Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The registrant's common stock is traded over-the-counter. The prices shown for the fiscal years ended October 31, 1997 and 1996 were obtained from a Detroit-area stock brokerage firm that effects transactions of Company stock from time to time. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in the registrant's stock is limited and sporadic and should not be deemed to constitute an established public trading market.

                   Year Ended               Year Ended
                 Oct. 31, 1997             Oct. 31, 1996
                 -------------             -------------
                 Bid      Ask              Bid      Ask
                 -------------             -------------
First quarter     8        9                5        -
Second quarter    7        9                5-1/2    -
Third quarter     8       10                6       10
Fourth quarter    8       10                6        9

As of January 7, 1998, there were approximately 302 holders of record of the common stock of MRC.

The Company paid dividends in Fiscal Year 1997 as follows:

Declared:   December 18, 1996    Paid: January 27, 1997     12(cent)per share
            February 19, 1997          March 31, 1997       12(cent)per share
            May 13, 1997               June 23, 1997        12(cent)per share
            August 20, 1997            September 30, 1997   12(cent)per share

Item 6.  SELECTED FINANCIAL DATA

                                               Year Ended October 31
                                 ----------------------------------------------
                                    1997     1996      1995     1994     1993
                                 ----------------------------------------------
                                      (In thousands, except per share amounts)
Net sales                        $43,013   $41,597   $39,211  $38,375   $33,057

Net earnings (loss)                1,527     1,333     1,630       44      (768)

Total assets                      22,540    21,300    20,655   21,736    20,042

Long-term debt                     2,531     3,747     4,437    4,380       571 A

Per share of common stock:

Net earnings (loss)                 2.39      2.09      2.55      .07     (1.20)

Cash dividends                       .48       .37       .24        -         -


A - Due to Bank covenant violations, $4,331,659 of debt was classified as current.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1997 vs. 1996
Results of Operations

Net sales increased to $43,013,000 in Fiscal Year 1997, a three percent (3%) increase from net sales of $41,597,000 in Fiscal Year 1996. The net profit for Fiscal Year 1997 was $1,527,000 vs. a $1,333,000 profit for Fiscal Year 1996. The growth in sales resulted from a combination of new products, increased volume, and change in product mix. Sales to Ford, General Motors, Chrysler and their suppliers as a percent to total sales was 91% in Fiscal Year 1997 and 92% for Fiscal Year 1996.

Cost of sales as a percentage of net sales remained the same for Fiscal Year 1997 and 1996.

Some major cost changes were as follows:

o A ten percent (10%) increase in hourly labor due to contractual rate increases and lower efficiencies.

o        Higher tooling costs due to increased costs and new job set ups.

o Outside secondary costs were lower due to bringing operations inside at an overall savings.

o        Cost to acquire QS-9000 certification was $75,000.

Selling, general and administrative expenditures as a percentage of net sales decreased to 8.3% of sales in Fiscal Year 1997 from 8.6% in Fiscal Year 1996. The dollar amount was an increase of $28,000 from the prior year. This was primarily a result of increased commissions, salary wages and bonus provision.

Proceeds received from the sale of obsolete and excess equipment were $179,000 in Fiscal Year 1997 and $78,000 in Fiscal Year 1996.

Interest expense decreased $145,000 from the prior year due to lower short-term notes and interest rates from the bank.

Liquidity and Capital Resources

The interest rate on $2,900,000 of the Company's Mortgage and Long Term Equipment Loan Agreements was lowered by 50 basis points to equal the bank's prime rate. The Revolving Credit available remains at $5,000,000 with the interest rate reduced 25 basis points to a rate equal to 25 basis points below the bank's prime rate. The Company is in compliance with all the covenants of the lending agreement.

The Company's cash increased $119,000 from the beginning of the Fiscal Year 1997. Cash flow from operating activities increased to $3,633,000 in Fiscal Year 1997, due primarily to earnings, non-cash expenses for depreciation and accrued postretirement benefits and other current liabilities. Cash of $2,959,000 was used to acquire equipment and pay short and long term debt. Cash of $311,000 was used to pay dividends to shareholders. As of October 31, 1997, the Company had $4,800,000 available under its revolving line of credit. Expenditures for additional equipment during Fiscal year 1998 are presently expected to approximate $2,300,000 which are projected to be financed from cash generated from operations and cash from the revolving credit line.

The Company is continuing to review the costs of all parts and when necessary request price adjustments from our customers. The Company has had some success, about ten percent, in attaining a few price adjustments. The Company will continue its long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis and, to evaluate all current outside operations. There can be no assurance that the Company's projections will be realized.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a complete assessment conducted by Company personnel, the Company determined that its computer systems will properly utilize dates beyond December 31, 1999. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Based on the responses to these inquiries, the Company believes that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

Dividends

Dividends totaling forty-eight cents ($.48) per share were paid in Fiscal Year 1997 for an increase of 30% over amounts paid in Fiscal Year 1996.

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

Cost of sales as a percentage of net sales decreased to 85.4% in Fiscal Year 1996 from 88.0% in Fiscal Year 1995.

Some major cost changes were as follows:

o A small reduction in hourly direct and indirect labor due to automation and better utilization of resources.

o Lower manufacturing costs due to improved tooling and maintenance procedures.

o The largest cost reduction came in the fringe benefit area. Workers Compensation and retiree medical accrual (FAS 106) were the areas that had significant lower costs. The lower FAS 106 accrual will continue in future years as a result of the May 1995 agreement with the Union.

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

The Company's cash increased $9,000 from the beginning of the Fiscal Year 1996. Cash flow from operating activities increased to $2,320,000 in Fiscal Year 1996, due primarily to earnings and to non-cash expenses for depreciation and the accrued postretirement benefits. Cash of $2,154,000 was used to acquire equipment and pay short and long term debt. The Company paid down $309,000 on its revolving line of credit and at October 31, 1996 had $4,800,000 available under the agreement. Expenditures for additional equipment during Fiscal Year 1997 are presently expected to approximate $2,300,000, which are projected to be financed from cash generated from operations and cash from the revolving credit line.

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

Dividends

Dividends totaling thirty-seven cents ($.37) per share were paid in Fiscal Year 1996 for an increase of 54% over amounts paid in Fiscal Year 1995.

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


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

The information called for by the items within this part is included in the Company's 1998 Proxy Statement, and is incorporated herein by reference, as follows

                             Caption(s) in 1998 Proxy Statement

Item 10.  DIRECTORS AND EXECUTIVE
                   OFFICERS OF THE REGISTRANT........"Election of Directors"
Item 11.  EXECUTIVE COMPENSATION...................."Executive Compensation"
Item 12.  SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT..."Security Ownership of
                                                        Management"
Item 13.  CERTAIN RELATIONSHIPS AND
                   RELATED TRANSACTIONS..........."Certain Relationships and
                                                       Related Transactions"

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

          21--Subsidiaries of Registrant

          27--Financial Data Schedule

  (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 31, 1997.

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



                                                 MICHIGAN RIVET CORPORATION

                                                 /s/ WILLIAM B. STADE
                                                 -------------------------------
                                                 William B. Stade
                                                 President


                                                 Date      01-22-98
                                                 -------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 22nd day of January 1998.


/s/ WILLIAM B. STADE                                  /s/ KERMIT L. KNUPPENBURG
-------------------------------                       --------------------------
William B. Stade                                      Kermit L. Knuppenburg
Chairman of the Board,                                Director
President and Director


/s/ ANTHONY W. LIVORINE                               /s/ CLARK V. STEVENS
-------------------------------                       --------------------------
Anthony W. Livorine                                   Clark V. Stevens
Director                                              Director


/s/ WILLIAM P. LIANOS                                 /s/ CHARLES E. BLANK
-------------------------------                       --------------------------
William P. Lianos                                     Charles E. Blank
Exec. V. P. & Treasurer and Director                  Director
(Principal Financial & Accounting
  Officer)


/s/ ANTHONY J. CAPUTO
-------------------------------
Anthony J. Caputo
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1), (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED OCTOBER 31, 1997

                           MICHIGAN RIVET CORPORATION

                                WARREN, MICHIGAN

FORM 10-K--ITEM 14(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES


The following consolidated financial statements of Michigan Rivet Corporation and subsidiaries are included in Item 8:

  Consolidated balance sheets--Years ended October 31, 1997, 1996 and
  1995

  Consolidated statements of operations and retained earnings--Years ended October 31, 1997, 1996 and 1995

  Consolidated statements of cash flows--Years ended October 31, 1997, 1996 and 1995

  Notes to consolidated financial statements--Years ended October 31, 1997, 1996, and 1995


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

                        [PLANTE & MORAN, LLP LETTERHEAD]


                          Independent Auditor's Report


To the Board of Directors and Stockholders
Michigan Rivet Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Michigan Rivet Corporation and subsidiaries as of October 31, 1997, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Rivet Corporation and subsidiaries at October 31, 1997, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                 /s/ Plante & Moran, LLP



Bloomfield Hills, Michigan
December 16, 1997

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                                                     OCTOBER 31
                                                             ----------------------------------------------------------
                                                                    1997                1996                1995
                                                             ------------------   -----------------   -----------------
                           ASSETS
CURRENT ASSETS
    Cash                                                        $       660,398      $      119,372      $      110,682
    Accounts receivable, less allowance of $50,000 in
        1997, 1996 and 1995                                           5,687,051           6,151,075           5,368,533
    Inventories:
        Finished products                                             1,722,457           1,311,279           1,328,108
        In process                                                    2,708,403           2,664,998           2,967,555
        Raw materials                                                   722,270             728,025             673,281
                                                                ---------------      --------------      --------------

                  Total inventories                                   5,153,130           4,704,302           4,968,944

    Deferred federal income taxes (Note 3)                              597,639             520,211             697,639

    Prepaid expenses and other current assets                           252,792             189,990             182,590
                                                                ---------------      --------------      --------------

                  Total current assets                               12,351,010          11,684,950          11,328,388

OTHER ASSETS (Note 3)                                                 1,004,594             704,191             505,324

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                125,000             125,000             125,000
    Buildings and improvements                                        5,435,779           5,347,560           5,295,320
    Machinery and equipment                                          19,455,410          18,505,226          17,578,978
                                                                ---------------      --------------      --------------

                  Total property and equipment                       25,016,189          23,977,786          22,999,298

    Less accumulated depreciation                                    15,831,463          15,067,088          14,178,218
                                                                ---------------      --------------      --------------

                  Net carrying amount                                 9,184,726           8,910,698           8,821,080
                                                                ---------------      --------------      --------------

                  Total assets                                  $    22,540,330      $   21,299,839      $   20,654,792
                                                                ===============      ==============      ==============


See Notes to Consolidated
  Financial Statements.
                                                                             16

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)



                                                                                     OCTOBER 31
                                                             ----------------------------------------------------------


                                                                    1997                1996                1995
                                                             ------------------   -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to bank (Note 2)                           $                -   $               -   $         309,000
    Accounts payable                                                  4,441,194           3,813,348           3,569,626
    Payroll and employees' benefits                                   1,121,649             997,522             945,252
    Other accrued expenses                                              602,709             333,535             599,601
    Current maturities of long-term debt (Note 2)                       369,163             684,815             691,039
                                                             ------------------   -----------------   -----------------

               Total current liabilities                              6,534,715           5,829,220           6,114,518

LONG-TERM DEBT (Note 2)                                               2,531,337           3,746,600           4,436,829

ACCRUED POSTRETIREMENT BENEFITS
    (Note 4)                                                          3,813,570           3,279,140           2,732,084

DEFERRED FEDERAL INCOME TAXES (Note 3)                                        -                   -              25,000

STOCKHOLDERS' EQUITY Common stock - $1 par value:
        Authorized - 1,000,000 shares
        Issued and outstanding - 638,525 shares                         638,525             638,525             638,525
    Paid-in capital                                                     117,403             117,403             117,403
    Retained earnings                                                 8,904,780           7,688,951           6,590,433
                                                             ------------------   -----------------   -----------------


               Total stockholders' equity                             9,660,708           8,444,879           7,346,361
                                                             ------------------   -----------------   -----------------

               Total liabilities and stockholders' equity    $       22,540,330   $      21,299,839   $      20,654,792
                                                             ==================   =================   =================


See Notes to Consolidated
  Financial Statements.
                                                                             17

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              AND RETAINED EARNINGS




                                                                            YEAR ENDED OCTOBER 31
                                                       ----------------------------------------------------------------

                                                              1997                   1996                  1995
                                                       -------------------   --------------------   -------------------

NET SALES                                              $        43,013,303   $         41,596,542   $        39,210,844

COSTS AND EXPENSES
    Cost of products sold                                       36,790,532             35,526,431            34,487,789
    Selling, administrative and general                          3,585,020              3,557,246             3,412,508
    Interest                                                       323,853                469,451               646,227
                                                       -------------------   --------------------   -------------------

                  Total costs and expenses                      40,699,405             39,553,128            38,546,524
                                                       -------------------   --------------------   -------------------

INCOME - Before other income
    and federal income taxes                                     2,313,898              2,043,414               664,320

OTHER INCOME - Net gain from life
    insurance proceeds (Note 5)                                          -                      -             1,141,394

FEDERAL INCOME TAXES (Note 3)                                      787,000                710,000               175,793
                                                       -------------------   --------------------   -------------------

NET INCOME                                                       1,526,898              1,333,414             1,629,921

RETAINED EARNINGS - Beginning of
    year                                                         7,688,951              6,590,433             5,110,146

DIVIDENDS ($.48, $.37 and $.24 per share,
    respectively)                                                (311,069)              (234,896)             (149,634)
                                                       -------------------   --------------------   -------------------

RETAINED EARNINGS - End of year                        $         8,904,780   $          7,688,951   $         6,590,433
                                                       ===================   ====================   ===================

NET INCOME PER SHARE                                   $              2.39   $               2.09   $              2.55
                                                       ===================   ====================   ===================


See Notes to Consolidated
  Financial Statements.
                                                                             18

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                              YEAR ENDED OCTOBER 31
                                                           ------------------------------------------------------------
                                                                  1997                1996                 1995
                                                           ------------------   -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                             $        1,526,898   $       1,333,414   $         1,629,921
    Adjustments to reconcile net income to net cash
        from operating activities:
           Depreciation                                             1,044,186           1,059,216             1,048,743
           Gain on sale of equipment                                  (68,354)            (78,326)                    -
           Provision for deferred income taxes                       (355,000)                  -              (369,187)
           Provision for postretirement benefits                      534,430             547,056             1,274,482
           Changes in operating assets and liabilities:
               (Increase) decrease in accounts
                  receivable                                          464,024            (782,542)              394,712
               (Increase) decrease in inventories                    (448,828)            264,642                50,402
               (Increase) decrease in prepaid expenses
                  and other assets                                    (85,633)            (53,839)               24,456
               Increase (decrease) in accounts payable
                  and other accrued expenses                        1,021,147              29,926              (192,180)
                                                           ------------------   -----------------   -------------------

                      Net cash provided by operating
                         activities                                 3,632,870           2,319,547             3,861,349

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                   (1,428,360)         (1,148,834)           (1,054,716)
    Proceeds from sale of equipment                                   178,500              78,326                     -
                                                           ------------------   -----------------   -------------------

                      Net cash used in investing
                         activities                                (1,249,860)         (1,070,508)           (1,054,716)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net payments under short-term credit line                               -           (309,000)            (3,434,000)
    Proceeds from long-term debt                                            -                   -               813,298
    Payments on long-term debt                                     (1,530,915)           (696,453)             (563,881)
    Payment of dividends                                             (311,069)           (234,896)             (149,634)
                                                           ------------------   -----------------   -------------------

                      Net cash used in financing
                         activities                                (1,841,984)         (1,240,349)           (3,334,217)
                                                           ------------------   -----------------   -------------------

NET INCREASE (DECREASE) IN CASH                                       541,026               8,690              (527,584)

CASH - Beginning of year                                              119,372             110,682               638,266
                                                           ------------------   -----------------   -------------------

CASH - End of year                                         $          660,398   $         119,372   $           110,682
                                                           ==================   =================   ===================


See Notes to Consolidated Financial Statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The consolidated financial statements include the accounts of Michigan Rivet Corporation and its subsidiaries (the "Company"). Upon consolidation, significant intercompany accounts and transactions are eliminated.

          Description of Business - The Company is a domestic manufacturer of cold headed steel fasteners, nuts and components, principally for the automotive industry. Sales to General Motors Corporation, Ford Motor Company and Chrysler Corporation, including their suppliers, are summarized as follows:


                                                 1997         1996        1995
                                               -------      --------    --------

          General Motors Corporation             33%           33%         33%
          Ford Motor Company                     39            40          38
          Chrysler Corporation                   19            19          21

          The Company generally does not require collateral from its customers. Credit losses from automobile and related manufacturers have been minimal and within management's expectations.

          Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first out (LIFO) method for certain inventories (approximately 26 percent, 26 percent and 25 percent of consolidated inventories at October 31, 1997, 1996 and 1995, respectively) and the first-in, first-out
          (FIFO) method for all other inventories.

          Current cost exceeded the balance sheet carrying amount of LIFO inventories by $403,000, $407,000 and $456,000 in 1997, 1996 and
          1995, respectively.

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

          Property, Plant and Equipment - Properties are stated at cost and include expenditures that materially increase the useful lives of existing buildings and equipment. Expenditures for normal repairs, maintenance and production tooling are charged to operations as incurred. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes - Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect. Current taxes payable or refundable are based on amounts on tax returns for the year.

          Employee Postretirement Benefits - The Company provides health care and life insurance benefits for certain retired employees. This plan is unfunded and benefits are paid when they are incurred by the retiree. These benefits are recognized as an expense as employees render service.


NOTE 2 -  DEBT

          Notes payable to bank represent borrowings for working capital purposes under a $5,000,000 short-term revolving line of credit, which is renewed quarterly and bears interest at the lending institution's prime rate less .25 percent (prime was 8.5 percent at October 31, 1997). The weighted average interest rate for 1997, 1996 and 1995 was 8.59 percent, 8.99 percent and 9.64 percent, respectively. Available borrowings under this agreement are based on a percentage of eligible accounts receivable.

          Long-term debt consists of the following obligations:


                                                              1997              1996                  1995
                                                         ----------------   -----------------    -----------------

          Mortgage note                                  $      2,580,972   $       2,821,489    $       3,040,359
          Term note                                                     -             633,306              833,310
          Mortgage note, due February 1996,
             9.75%, $5,346 paid monthly                                 -                   -               20,941
          Equipment notes payable                                 288,682             933,830            1,171,835
          Other                                                    30,846              42,790               61,423
                                                         ----------------   -----------------    -----------------

                     Total                                      2,900,500           4,431,415            5,127,868

          Less current maturities                                 369,163             684,815              691,039
                                                         ----------------   -----------------    -----------------

                     Total long-term debt                $      2,531,337   $       3,746,600    $       4,436,829
                                                         ================   =================    =================

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


NOTE 2 -  DEBT (Continued)

          The mortgage note is payable in monthly installments of $39,757 including interest, and matures February 1, 2000. The mortgage note bears interest at the lending institution's prime rate (prime was 8.5 percent at October 31, 1997). The Company's financing agreements include covenants that require minimum levels of working capital, tangible net worth and debt to equity ratios. The agreements also require the lender's approval before cash dividends may be declared or paid.

          During 1995, the Company financed certain production equipment totaling $750,000 under terms of a note payable to a bank. The note requires monthly payments of $10,174 plus interest at 9 percent and matures July 1, 2000.

          Maturities of long-term debt during the five fiscal years following 1997 are:


                      1998                           $  369,163
                      1999                              431,894
                      2000                              390,048
                      2001                              343,334
                      2002                              373,682
                   Thereafter                           992,379

          As of October 31, 1997, substantially all of the Company's assets were mortgaged or otherwise collateralized by the various debt agreements.

          Cash payments for interest were $326,493, $473,295 and $687,589 in 1997, 1996 and 1995, respectively.


NOTE 3 -  FEDERAL INCOME TAXES

          The provision for income tax expense is as follows:


                                                                       1997               1996               1995
                                                                 -----------------   ---------------   ---------------
               Current expense                                   $       1,142,000   $       710,000   $       544,980
               Deferred reduction                                         (355,000)                -          (369,187)
                                                                 -----------------   ---------------   ---------------

                              Total income tax expense           $         787,000   $       710,000   $      175,793
                                                                 =================   ===============   ===============

               Income tax payments                               $         905,000   $       785,000   $      605,000
                                                                 =================   ===============   ===============

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


NOTE 3 -       FEDERAL INCOME TAXES (Continued)

               The total tax expense for 1995 differs from the amount computed utilizing the statutory rate of 34 percent primarily due to nontaxable income from insurance proceeds as described in Note 5.

               The details of the net deferred tax asset are as follows:


                                                                     1997                1996                  1995
                                                               -----------------   -----------------   -----------------
               Deferred tax liabilities:
                   Depreciation                                $         935,465   $         962,480   $         952,612
                   Other                                                       -                   -               2,896
                                                               -----------------   -----------------   -----------------

                          Total deferred tax liabilities                 935,465             962,480             955,508

               Deferred tax assets:
                   Employee benefits                                   1,549,855           1,256,396           1,145,594
                   Tax credit carryover                                        -                   -             100,000
                   Inventory valuation                                   398,524             328,849             335,387
                   Other                                                  14,725              49,874              47,166

                                                               -----------------   -----------------   -----------------

                          Total deferred tax assets                    1,963,104           1,635,119           1,628,147

               Valuation allowance                                             -                   -                   -
                                                               -----------------   -----------------   -----------------

                          Net deferred tax asset               $       1,027,639   $         672,639   $         672,639
                                                               =================   =================   =================

The principal components of deferred federal income tax credits are as follows:


                                                                    1997                1996                1995
                                                             ------------------   -----------------   -----------------

               Employee benefits                             $         (293,459)  $        (110,802)  $        (437,443)
               Accelerated tax depreciation                             (27,015)              9,868              54,696
               Inventory valuation                                      (69,675)              6,538              51,597
               Tax credit carryover and other                            35,149              94,396             (38,037)
                                                             ------------------   -----------------   -----------------

                          Total                              $         (355,000)  $               -   $        (369,187)
                                                             ==================   =================   =================


                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


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

               A summary of the components of pension income for the union plan follows:


                                                                       1997               1996               1995
                                                                 ----------------   ----------------   ----------------
               Service cost for benefits earned during
                  the period                                      $       82,164     $       73,369     $       60,377
               Interest cost of projected benefit
                  obligation                                             291,878            266,634            255,487
               Actual return on plan assets                             (906,341)          (718,773)          (662,138)
               Net amortization and deferral                             508,743            332,331            295,544
                                                                 ----------------   ----------------   ----------------

                                 Net pension income                $     (23,556)     $     (46,439)     $     (50,730)
                                                                 ================   ================   ================


               Assumptions used in accounting for the plan were:


                                                                       1997               1996               1995
                                                                 ----------------   ----------------   ----------------

               Weighted average discount rate                           7.5%               7.5%               7.0%
               Expected long-term rate of return on                     7.0%               7.0%               7.0%
                   assets

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


NOTE 4 -       RETIREMENT BENEFITS (Continued)

               The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the union plan:


                                                                   1997                 1996                1995
                                                             -----------------   ------------------   -----------------
               Actuarial present value of benefit
                  obligation:
                       Vested benefit                        $       4,139,816   $        3,699,434   $       3,636,038
                                                             =================   ==================   =================

                       Accumulated benefit
                          obligation                         $       4,272,033   $        3,818,023   $       3,781,650
                                                             =================   ==================   =================

               Projected benefit obligation                  $       4,272,033   $        3,818,023   $       3,781,650
               Plan assets at fair value                             6,306,504            5,617,523           5,116,114
                                                             -----------------   ------------------   -----------------

               Excess of plan assets over
                  projected benefit obligation                       2,034,471            1,799,500           1,334,464
               Unrecognized net gain                                (1,101,670)            (682,137)           (207,948)
               Unrecognized prior service cost                         157,781                5,827               6,399
               Unrecognized net asset
                  at transition                                       (524,288)            (580,452)           (636,616)
                                                             -----------------   ------------------   -----------------
               Net pension asset recognized
                   in the balance sheet                      $         566,294   $          542,738   $         496,299
                                                             =================   ==================   =================

               Plan assets are invested primarily in pooled equity investment funds, obligations of the U.S. government and its agencies and certain other investments.

               During 1997, the plan was amended to increase the benefit levels resulting in an increase in the unrecognized prior service cost.

               Certain employees participate in a Company-sponsored savings plan. Under the plan, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. The Company contributed approximately $60,000, $50,000 and $56,000 to this plan in 1997, 1996 and 1995, respectively.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


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

               During 1997, the plan provisions were revised to change the limit on the Company's subsidy from 2.00 to 1.50 times the 1997 premium. This change reduced the unrecognized transition obligation by $636,000.

               The Company recognized an expense related to postretirement benefits consisting of service cost, interest cost and transition amortization in 1997, 1996 and 1995, as follows:


                                                                     1997                1996               1995
                                                               -----------------   ----------------   -----------------

               Service cost of benefits earned                 $         176,150   $        196,412   $         359,215
               Interest cost on liability                                347,471            351,592             677,106
               Net amortization and deferral                             213,248            189,473             426,530
                                                               -----------------   ----------------   -----------------
                          Total net periodic post-
                            retirement benefit cost            $         736,869   $        737,477   $       1,462,851
                                                               =================   ================   =================

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995


NOTE 4 -       RETIREMENT BENEFITS (Continued)

               The amounts reported on the balance sheet at October 31, 1997, 1996 and 1995 were as follows:



                                                                  1997                 1996                 1995
                                                          --------------------   -----------------   ------------------
               Accumulated postretirement benefit
                  obligation:
                     Fully eligible active participants   $            900,253   $       1,051,138   $        1,379,359
                     Other active participants                         896,131             957,331            1,529,610
                         Retired participants                        2,920,002           3,207,589            3,875,644
                                                          --------------------   -----------------   ------------------
                          Total APBO                                 4,716,386           5,216,058            6,784,613

                      Unrecognized net obligation at
                        transition                                  (2,696,908)         (3,556,706)          (3,779,000)
                      Unrecognized net gain (loss)                   1,994,092           1,819,788              (73,529)
                                                          --------------------   -----------------   ------------------
                            Accrued postretirement
                              benefit cost                $          4,013,570   $       3,479,140   $        2,932,084
                                                          ====================   =================   ==================

               The Company has not funded any portion of its APBO except for benefits being paid as incurred by participants. Cash paid for these benefits totaled $202,000 $190,000 and $188,000 in 1997,
               1996 and 1995, respectively. The Company estimated the current portion of this accrued benefit cost to be $200,000 for 1997, 1996 and 1995, and those amounts have been shown as current liabilities.

               The significant actuarial assumptions used to determine the cost to the Company at October 31, 1997 are as follows:


               Discount rate                                7.25%

               Health care trend rates - Medical            Approximately 9.9%
                                                            per annum grading
                                                            down to 5.25% in
                                                            2005/2006 and all
                                                            years thereafter

               Health care trend rates - Prescription       Approximately 12.60%
                                                            per annum grading
                                                            down to 5.25% in
                                                            2005/2006 and all
                                                            years thereafter

               A one percent increase in the health care trend rate assumptions would increase the October 31, 1997 APBO by 1.87 percent and would increase the aggregate of the 1997 service and interest cost components of the net periodic postretirement benefit cost by 2.01 percent.

                           MICHIGAN RIVET CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE 5 -       OTHER INCOME

               In November 1994, the Company's former president passed away. The Company received life insurance proceeds totaling $1,200,000 from policies on his life. The cash surrender value of these policies at the time of death totaled $58,606, resulting in a net gain of $1,141,394.


NOTE 6 -       CONTINGENCIES

               The Company is self-insured for purposes of workers' compensation insurance. Under the plan, the Company has specific stop-loss insurance for occurrences exceeding $300,000 per individual claim. The Company's authority for self insurance is renewed by the State of Michigan on January 1 yearly. The Company currently has a standby letter of credit of $200,000 pledged for potential future claims. Workers' compensation claims totaled approximately $301,000, $195,000 and $268,000 for the years ended October 31,
               1997, 1996 and 1995, respectively.


NOTE 7 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------------------------------------------
        COL. A                          COL. B                      COL. C                COL. D          COL. E
--------------------------------------------------------------------------------------------------------------------
      DESCRIPTION                     Balance at        (1) Charged       (2) Charged   Deductions-     Balance at
                                     Beginning of       to Costs and        to Other     Describe      End of Period
                                        Period            Expenses          Accounts-
                                                                            Describe
--------------------------------------------------------------------------------------------------------------------
Year Ended October 31, 1997:
     Valuation allowance for         $ 50,000           $ 51,874                       A $ 51,874      $    50,000
       accounts receivable
     Reserve for inventory
       obsolescence                   663,000            127,000                                           790,000
                                     --------           --------                         --------      -----------

          TOTALS                     $713,000           $178,874                         $ 51,874      $   840,000
                                     ========           ========                         ========      ===========

Year Ended October 31, 1996:
     Valuation allowance for         $ 50,000           $ 31,231                       A $ 31,231      $    50,000
       accounts receivable
     Reserve for inventory
       obsolescence                   604,000             59,000                                           663,000
                                     --------           --------                         --------      -----------

          TOTALS                     $654,000           $ 90,231                         $ 31,231      $   713,000
                                     ========           ========                         ========      ===========

Year Ended October 31, 1995:
     Valuation allowance for         $ 50,000           $  9,505                       A $  9,505      $    50,000
       accounts receivable
     Reserve for inventory
       obsolescence                   612,800             (8,800)                                          604,000
                                     --------           --------                         --------      -----------

          TOTALS                     $662,800           $    705                         $  9,505      $   654,000
                                     ========           ========                         ========      ===========


A - Represents uncollectible accounts charged off, net of recoveries.

                               INDEX TO EXHIBITS




  EXHIBIT NO.                  DESCRIPTION
  ------- ---                  -----------

  EXHIBIT 21              Subsidiaries of Registrant

  EXHIBIT 27              Financial Data Schedule