Form 10-Q
period 1998-01-31
MICHIGAN RIVET CORP
filed 1998-03-02
CIK 65666

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


For Quarter ended January 31, 1998

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

                              Yes  XX    No
                                           ------

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of January 31, 1998, close of the period covered by this report.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

PART I.  FINANCIAL INFORMATION                                       FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           ASSETS
                                                                               January 31,    October 31,
                                                                                 1998            1997
                                                                             ------------      -----------


Current Assets:
  Cash............................................                            $    29,023    $    660,398
  Accounts receivable, less allowance of $50,000..                              4,856,637       5,687,051
  Inventories.....................................                              5,407,130       5,153,130
  Deferred federal income taxes...................                                597,639         597,639
  Prepaid expenses and other current assets.......                                246,867         252,792
                                                                              -----------    ------------
                       TOTAL CURRENT ASSETS.......                             11,137,296      12,351,010

Other Assets......................................                              1,004,594       1,004,594

Property, Plant and Equipment.....................                             25,554,133      25,016,189
  Less accumulated depreciation...................                             15,822,111      15,831,463
                                                                             ------------     -----------
                                                                                9,732,022       9,184,726
                                                                             ------------     -----------
                                                                              $21,873,912     $22,540,330
                                                                             ============     ===========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................                            $ 4,129,404     $ 4,441,194
  Payroll and employees benefits..................                                580,166       1,093,338
  Other accrued expenses..........................                                487,515         631,020
  Current maturities of long-term debt............                                369,163         369,163
                                                                             ------------     -----------
               TOTAL CURRENT LIABILITIES..........                              5,566,248       6,534,715

Long-Term Debt....................................                              2,439,887       2,531,337

Accrued Retiree Health Liability..................                              3,911,745       3,813,570

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............                                638,525         638,525
  Other capital...................................                                117,403         117,403
  Retained earnings...............................                              9,200,104       8,904,780
                                                                             ------------     -----------
                                                                                9,956,032       9,660,708
                                                                             ------------     -----------
                                                                              $21,873,912     $22,540,330
                                                                             ============     ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)




                                                            Three Months Ended
                                                             January 31
                                                            -----------------
                                                            1998         1997
                                                            ----         ----

                 Net sales..........................   $10,449,541     $9,908,350

                 Cost and expenses:
                   Cost of products sold............     9,040,367      8,849,333
                   Selling, administrative
                          and general expenses......       856,884        802,601
                   Gain on sale of assets...........       (78,611)       (20,000)
                   Interest expense.................        68,346         96,392
                                                        ----------    -----------
                                                         9,886,986      9,728,326
                                                       -----------    -----------
                          Income before
                             income taxes...........       562,555        180,024

                 Income taxes.......................       191,000         61,000
                                                       -----------    -----------
                          Net Income................   $   371,555    $   119,024
                                                       ===========    ===========


                 Net income per share...............        $  .58         $  .19
                                                            ======         ======

                 Dividends per share................        $  .12         $  .12
                                                            ======         ======


                 See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)


                                                                Three Months Ended
                                                                    January 31
                                                              ------------------------
                                                               1998               1997
                                                              ------             ------

OPERATING ACTIVITIES
  Net income............................................     $  371,555      $   119,024
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation...................................        279,600          269,700
         Accrued retiree health liability...............         98,175          135,043
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable........................        830,414        1,075,015
             Inventories................................       (254,000)         119,000
             Prepaid expenses and other current assets..          5,925          (64,396)
             Accounts payable & other accrued expenses..       (968,466)        (320,887)
                                                             ----------      -----------
               NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                          363,203        1,332,499

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment.........        (826,896)        (369,988)

FINANCING ACTIVITIES
  Payments on long-term debt...........................         (91,450)        (682,581)
  Dividends............................................         (76,232)         (76,188)
                                                             ----------      -----------
               NET CASH PROVIDED BY (USED IN) FINANCING
                  ACTIVITIES...........................        (167,682)        (758,769)
                                                             ----------      -----------
               INCREASE (DECREASE) IN CASH.............        (631,375)         203,742

Cash at beginning of period............................         660,398          119,371
                                                             ----------      -----------
               CASH AT END OF PERIOD...................      $   29,023      $   323,113
                                                             ==========      ===========


See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MICHIGAN RIVET CORPORATION

Results of Operations

Net sales for the quarter ended January 31, 1998 of $10,450,000 increased $541,000, or 5.5%, from the sales reported in the comparable period a year ago. The increase in sales resulted from new business and a higher volume of products shipped to the automotive industry. The net profit for the quarter ended January 31, 1998 was $372,000 vs. a profit of $119,000 in the comparable period a year ago.

The lower cost of sales percentage for the current fiscal year quarter is due to improved production efficiencies along with lower manufacturing costs.

Selling, general, and administrative expenses have increased to 8.2% of sales as compared to 8.1% for the previous year comparable period. This increase resulted from higher commissions on sales and single business income taxes.

Interest expense decreased $28,000 due primarily to a lower borrowing base and prime interest rate. The rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.


Financial Condition

The Company is currently negotiating with one of the Big Three automotive companies for a new long-term sales agreement. This customer's sales were about twenty-five percent of the Company's business. At this time, we cannot predict the impact nor the time when these negotiations will culminate. The Company has short-term credit lines aggregating $5,000,000. At January 31, 1998, $0 was outstanding.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 1998.


                                       SIGNATURES
                                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By  /s/ William P. Lianos
  --------------------------------
        William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date   2-27-98
    ------------------------------

                              INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

EX 27                         Financial Data Schedule