Form 10-Q
period 1998-04-30
MICHIGAN RIVET CORP
filed 1998-05-28
CIK 65666

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


For Quarter ended April 30, 1998

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

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 1998, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                         FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            ASSETS
                                                                                 April 30,                October 31,
                                                                                    1998                     1997
                                                                                -----------               -----------
Current assets:
  Cash............................................                              $   114,667               $   660,398
  Accounts receivable, less allowance of $50,000..                                6,012,975                 5,687,051
  Inventories.....................................                                6,065,130                 5,153,130
  Deferred federal income taxes...................                                  597,639                   597,639
  Prepaid expenses and other current assets.......                                  217,792                   252,792
                                                                                -----------               -----------
                        TOTAL CURRENT ASSETS......                               13,008,203                12,351,010

Other Assets......................................                                1,004,594                 1,004,594

Property, Plant and Equipment.....................                               25,486,618                25,016,189
  Less accumulated depreciation...................                               15,154,215                15,831,463
                                                                                -----------               -----------
                                                                                 10,332,403                 9,184,726
                                                                                -----------               -----------
                                                                                $24,345,200               $22,540,330
                                                                                ===========               ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................                              $ 1,105,000               $         0
  Accounts payable................................                                5,151,712                 4,441,194
  Payroll and employee benefits...................                                  569,765                 1,093,338
  Other accrued expenses..........................                                  254,627                   631,020
  Current maturities of long-term debt............                                  369,163                   369,163
                                                                                -----------               -----------
                        TOTAL CURRENT LIABILITIES                                 7,450,267                 6,534,715

Long-Term Debt....................................                                2,344,718                 2,531,337

Accrued Retiree Health Liability..................                                4,005,808                 3,813,570

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............                                  638,525                   638,525
  other capital...................................                                  117,403                   117,403
  Retained earnings...............................                                9,788,479                 8,904,780
                                                                                -----------               -----------
                                                                                 10,544,407                 9,660,708
                                                                                -----------               -----------
                                                                                $24,345,200               $22,540,330
                                                                                ===========               ===========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           APRIL 30                    APRIL 30
                                   ------------------------    -------------------------
                                      1998          1997          1998          1997
                                   -----------  -----------    -----------   -----------
Net sales........................  $12,352,755  $11,558,406    $22,880,907   $21,486,756

Cost and expenses:
  Cost of products sold..........   10,361,255    9,826,607     19,401,622    18,675,940
  Selling, administrative
         and general expenses....      913,258      816,035      1,770,142     1,618,636
  Interest expense...............       69,625       81,753        137,971       178,145
                                   -----------  -----------    -----------   -----------
                                    11,344,138   10,724,395     21,309,735    20,472,721
                                   -----------  -----------    -----------   -----------
         Income before
           income taxes..........    1,008,617      834,011      1,571,172     1,014,035

Income taxes.....................      344,000      284,000        535,000       345,000
                                   -----------  -----------    -----------   -----------

         Net Income .............  $   664,617  $   550,011    $ 1,036,172   $   669,035
                                   ===========  ===========    ===========   ===========

Net Income per share ............      $  1.04     $    .86       $   1.62      $   1.05
                                       =======     ========       ========      ========

Dividends per share..............      $   .12     $    .12       $    .24      $    .24
                                       =======     ========       ========      ========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   APRIL 30
                                                                      -----------------------------------
                                                                         1998                    1997
                                                                      ----------              -----------
OPERATING ACTIVITIES
  Net income .............................................            $1,036,172              $   669,035
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation.....................................               564,200                  539,400
         Accrued retiree health liability.................               192,238                  269,003
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable..........................              (325,924)                 312,509
             Inventories..................................              (912,000)                (122,000)
             Prepaid expenses and other current assets....                35,000                  (48,525)
             Accounts payable & other accrued expenses....              (189,447)                 (17,868)
                                                                      ----------              -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES...................               400,239                1,601,554

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment............            (1,711,877)                (709,944)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt..............             1,105,000                  687,000
  Payments on long-term debt..............................              (186,619)              (1,353,806)
  Dividends paid..........................................              (152,474)                (152,376)
                                                                      ----------              -----------
                  NET CASH USED IN FINANCING
                   ACTIVITIES.............................               765,907                 (819,182)
                                                                      ----------              -----------
                  INCREASE (DECREASE) IN CASH.............              (545,731)                  72,428

Cash at beginning of period...............................               660,398                  119,371
                                                                      ----------              -----------
                  CASH AT END OF PERIOD...................            $  114,667              $   191,799
                                                                      ==========              ===========

See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 1998 of $12,353,000 increased $795,000, or 7% from the sales reported in the comparable period a year ago. The increase in sales resulted from new orders and adjusted automotive production levels. The net profit for the quarter ended April 30, 1998 was $665,000 vs. a net profit of $550,000 in the comparable period a year ago.

The cost of sales percentage for the current fiscal year quarter remained the same as the comparable period a year ago after excluding profit on sale of equipment.

Selling, general and administrative expenses increased to 7.4% of sales as compared to 7.1% for the previous year comparable period. Higher Single Business Taxes and bonus accrual were the main reasons for the increase.

Interest expense decreased $12,000 due primarily to the lower borrowing base and interest rates.

For the first six months of 1998, net sales of $22,881,000 were 6.5% greater than the same period in 1997, due primarily to higher automotive production schedules and new orders. The net profit for the first six months of 1998 was $1,036,000 vs. a net profit of $669,000 in the comparable period a year ago. The cost of sales were 84.8% as compared to 86.9% for the prior year. This was primarily due to lower material, tooling and freight costs.


Financial Condition

Liquidity and Capital Resources

The Company has short-term credit lines aggregating $5,000,000. At April 30, 1998, $1,105,000 was outstanding.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


MICHIGAN RIVET CORPORATION




By William P. Lianos
   ---------------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date 5-26-98
    --------------------------------

                                INDEX TO EXHIBITS




EXHIBIT NO.                     DESCRIPTION
------- ---                     -----------
Exhibit 27                      Financial Data Schedule