Form 10-Q
period 1998-07-31
MICHIGAN RIVET CORP
filed 1998-08-28
CIK 65666

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


For Quarter ended July 31, 1998

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

                                Yes XX     No
                                   ----      -----

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of July 31, 1998, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                        FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            ASSETS

                                                                                  July 31,                October 31,
                                                                                    1998                     1997
                                                                                  --------                   ----
Current Assets:                                                                                           ----------
  Cash............................................                              $   547,345               $   660,398
  Accounts receivable, less allowance of $50,000..                                3,996,053                 5,687,051
  Inventories.....................................                                6,271,130                 5,153,130
  Deferred federal income taxes...................                                  597,639                   597,639
  Prepaid expenses and other current assets.......                                  273,633                   252,792
                                                                                ------------              -----------
                        TOTAL CURRENT ASSETS......                               11,685,800                12,351,010

Other Assets......................................                                1,004,594                 1,004,594

Property, Plant and Equipment.....................                               25,653,515                25,016,189
  Less accumulated depreciation...................                               15,054,570                15,831,463
                                                                                -----------               -----------
                                                                                 10,598,945                 9,184,726
                                                                                -----------               -----------
                                                                                $23,289,339               $22,540,330
                                                                                ===========               ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................                              $   748,000               $         0
  Accounts payable................................                                4,585,238                 4,441,194
  Payroll and employee benefits...................                                  647,287                 1,093,338
  Other accrued expenses..........................                                  237,213                   631,020
  Current maturities of long-term debt............                                  369,163                   369,163
                                                                                -----------               -----------
                         TOTAL CURRENT LIABILITIES                                6,586,901                 6,534,715

Long-Term Debt....................................                                2,064,535                 2,531,337

Accrued Retiree Health Liability..................                                4,096,373                 3,813,570

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............                                  638,525                   638,525
  Other capital...................................                                  117,403                   117,403
  Retained earnings...............................                                9,785,602                 8,904,780
                                                                                -----------               -----------
                                                                                 10,541,530                 9,660,708
                                                                                -----------               -----------
                                                                                $23,289,339               $22,540,330
                                                                                ===========               ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)



                                                  Three Months Ended                         Nine Months Ended
                                                       July 31                                      July 31
                                                -----------------------                   -------------------------
                                                   1998         1997                         1998          1997
                                                ----------   ----------                   -----------   -----------
Net sales.......................                $9,634,274   $9,766,777                    $32,515,181   $31,253,533

Cost and expenses:
  Cost of products sold.........                 8,612,556    8,758,751                     28,014,178    27,434,691
  Selling, administrative
         and general expenses...                   828,463      817,314                      2,598,605     2,435,950
  Interest expense..............                    83,889       79,493                        221,860       257,638
                                                ----------   ----------                    -----------   -----------
                                                 9,524,908    9,655,558                     30,834,643    30,128,279
                                                ----------   ----------                    -----------   -----------
         Income before
           income taxes.........                   109,366      111,219                      1,680,538     1,125,254

Income taxes....................                    36,000       37,000                        571,000       382,000
                                                ----------   ----------                    -----------   -----------
         Net Income.............                $   73,366   $   74,219                    $ 1,109,538   $   743,254
                                                ==========   ==========                    ===========   ===========

Net Income per share............                    $  .12       $  .12                         $ 1.74        $ 1.16
                                                    ======       ======                        =======       =======

Dividends per share.............                    $  .12       $  .12                         $  .36        $  .36
                                                    ======       ======                        =======       =======


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           July 31
                                                                                -------------------------------------
                                                                                    1998                     1997
                                                                                ------------              -----------
OPERATING ACTIVITIES
  Net income.........................................                            $ 1,109,538              $   743,254
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation...................................                             851,300                  809,100
         Accrued retiree health liability...............                             282,803                  339,936
         Cash provided from (used in) changes in
           operating assets  and liabilities:
             Accounts receivable........................                           1,690,998                2,250,881
             Inventories................................                          (1,118,000)                 113,000
             Prepaid expenses and other current assets..                             (20,841)                 (95,994)
             Accounts payable & other accrued expenses..                            (695,813)              (1,173,897)
                                                                                 -----------              -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES.................                           2,099,985                2,986,280

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment..........                           2,265,519               (1,141,006)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt............                             748,000                        0
  Payments on long-term debt............................                            (466,802)              (1,441,412)
  Dividends paid........................................                            (228,717)                (228,567)
                                                                                 -----------              -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES...........................                              52,481               (1,669,979)
                                                                                 -----------              -----------
                  INCREASE (DECREASE) IN CASH...........                            (113,053)                 175,295

Cash at beginning of period.............................                             660,398                  119,371
                                                                                 -----------              -----------
                  CASH AT END OF PERIOD.................                         $   547,345              $   294,666
                                                                                 ===========              ===========


See notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended July 31, 1998 of $9,634,000 decreased
$133,000, or 1.4% from the sales reported in the comparable period a year ago. The decrease in sales is a result of changes in production schedules and work stoppages at General Motors. The net profit for the quarter ended July 31, 1998 was $73,000 vs. a net profit of $74,000 in the comparable period a year ago.

The cost of sales percentage was 89.4% for the current fiscal year quarter vs. 89.7% in the comparable period a year ago. This decrease was a result of improved production efficiencies.

The selling, general and administrative expense increase was primarily due to Michigan Single Business Taxes. The percent to sales also increased to 8.6% from 8.4%.

Interest expense increased $4,000 due primarily to short term borrowing from time to time. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate which has remained relatively constant.

For the first nine months of 1998, net sales of $32,515,000 were 4.0% greater than the same period in 1997, due primarily to increased sales to the automotive market and new non-automotive customers. The increase in gross profit resulted from primarily lower material costs. The net profit for the first nine months of 1998 was $1,110,000 vs. a net profit of $743,000 in the comparable period a year ago.

Liquidity and Capital Resources


The Company has short-term credit lines aggregating $5,000,000. At July 31, 1998, $748,000 were borrowed on this facility. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 1998.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 1998.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
   -------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date  8-27-98
      -----------

                               INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
------- ---                    -----------

EX-27                          Financial Data Schedule