Form 10-K
period 1998-10-31
MICHIGAN RIVET CORP
filed 1999-01-28
CIK 65666

                                                                       CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                X  Annual Report Pursuant to Section 13 or 15(d)
               ---
                   of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1998
                                             ----------------
                        Commission file number 0-6056
                                               ------
                  Transition report pursuant to Section 13 or 15(d)
               ---
                     of the Securities Exchange Act of 1934

               For the transition period from             to
                                             ------------    -----------

                           MICHIGAN RIVET CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                      38-1887153
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       Identification No.)

13201 Stephens Road, Warren, Michigan                       48089
----------------------------------------              --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (810) 754-5100
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange
     Title of each class                               on which registered
     -------------------                             ---------------------
  Common Stock, $1.00 Par Value                               None
 ------------------------------                      ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (127,293) of the registrant as of December 4, 1998 was $1,782,102.

The number of shares outstanding of the registrant's common stock as of December 4, 1998 was 638,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.


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


Some of MRC's fasteners require secondary machining operations, which include drilling, broaching, annealing (to soften the part), tumbling (to remove burrs and other irregularities), trimming, pointing, grooving, thread-rolling, knurling and assembly. Other secondary operations, such as plating and heat-treating, are performed on some of MRC's products by outside suppliers of such services.

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

Employees

As of December 21, 1998, the Company had approximately 289 employees, of whom 74 were salaried. Hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America.

Other

The success of the Company's business is not dependent upon any material patents, trademarks, licenses, franchises or concessions held by it. The dollar amount spent during each of the last two fiscal years on research activities relating to the development of new products or services or the improvement of existing products or services is deemed by management to be insignificant. The Company's export sales were approximately 9.0% of net sales in Fiscal Year 1998.

Item 2.  PROPERTIES

MRC's manufacturing plant and executive offices are located at 13201 Stephens Road, Warren, Michigan, a suburb of Detroit. There are approximately 150,000 square feet of floor space at the plant, of which 120,000 are devoted to manufacturing. The warehouse and shipping operations encompass approximately 20,000 square feet with the remainder devoted to office and administration purposes. The building, and the 7.5 acre parcel on which it is situated, are owned by MRC subject to an outstanding mortgage in the amount of $2,340,101 at October 31, 1998.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The registrant's common stock is traded over-the-counter. The prices shown for the fiscal years ended October 31, 1998 and 1997 were obtained from a Detroit-area stock brokerage firm that effects transactions of Company stock from time to time. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in the registrant's stock is limited and sporadic and should not be deemed to constitute an established public trading market.

                   Year Ended                Year Ended
                 Oct. 31, 1998             Oct. 31, 1997
                 --------------            ---------------
                 Bid      Ask              Bid      Ask
                 --------------            ---------------
First quarter     8       11                8        9
Second quarter   11       14                7        9
Third quarter    11       15                8       10
Fourth quarter   14       18                8       10

As of December 4, 1998, there were approximately 291 holders of record of the common stock of MRC.

The Company paid dividends in Fiscal Year 1998 as follows:

Declared:  December 17, 1998     Paid: January 26, 1998     12(cent)per share
           February 18, 1998           March 30, 1998       12(cent)per share
           May 19, 1998                June 22, 1998        12(cent)per share
           August 26, 1998             September 30, 1998   12(cent)per share

Item 6.  SELECTED FINANCIAL DATA



                                                             Year Ended October 31
                                       --------------------------------------------------------------
                                         1998          1997          1996          1995        1994
                                       --------------------------------------------------------------
                                                   (In thousands, except per share amounts)
Net sales                              $45,287        $43,013      $41,597        $39,211     $38,375

Net earnings                             2,037          1,527        1,333          1,630          44

Total assets                            25,760         22,540       21,300         20,655      21,736

Long-term debt                           2,059          2,531        3,747          4,437       4,380

Per share of common stock:

Net earnings                              3.19           2.39         2.09           2.55         .07

Cash dividends                             .48            .48          .37            .24           -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

1998 vs. 1997
Results of Operations

Net sales increased to $45,287,000 in Fiscal Year 1998, a five percent (5%) increase from net sales of $43,013,000 in Fiscal Year 1997. The net profit for Fiscal Year 1998 was $2,037,000 vs. a $1,527,000 profit for Fiscal Year 1997. The growth in sales resulted from a combination of new products, increased volume, and change in product mix. Sales to Ford, General Motors, DaimlerChrysler and their suppliers as a percent to total sales was 90% in Fiscal Year 1998 and 91% for Fiscal Year 1997.

Cost of sales as a percentage of net sales was 84% for Fiscal Year 1998 and 86% for the prior year.

Some major cost changes were as follows:

- A reduction of $350,000 for FAS 106 accrual due to contractual and personnel changes.

- A reduction of 23% for excess freight costs to customers and 3.4% lower tooling costs which totaled $158,000.

- A reduction of 3.3% for raw material costs due to changes in some types used and product mix which amounted to $400,000.

Selling, general and administrative expenditures as a percentage of net sales remained at 8.3% of sales for Fiscal Year 1998 and 1997. The dollar amount was an increase of $175,000 from the prior year. This was primarily a result of increased bonus provision and write off of uncollectible accounts.

Proceeds received from the sale of obsolete and excess equipment were $696,000 in Fiscal Year 1998 and $179,000 in Fiscal Year 1997.

Interest expense decreased $13,000 from the prior year due to lower short-term notes and interest rates from the bank.

Liquidity and Capital Resources

The interest rate on $2,340,000 of the Company's Mortgage and Long Term Equipment Loan Agreements with the Company's lending institution, Comerica Bank, was at the bank's prime rate. The Revolving Credit available remains at $5,000,000 with the interest rate at equal to 25 basis points below the bank's prime rate. The Company is in compliance with all the covenants of the lending agreement.

The Company's cash decreased $568,000 from the beginning of the Fiscal Year 1998. Cash flow from operating activities was $2,153,000 in Fiscal Year 1998, due primarily to earnings, non-cash expenses for depreciation and accrued postretirement benefits. Cash of $3,110,000 was used to acquire equipment and pay short and long term debt. Cash of $306,000 was used to pay dividends to shareholders. As of October 31, 1998, the Company had $3,952,000 available under its revolving line of credit. Expenditures for additional equipment during Fiscal year 1999 are presently expected to approximate $2,300,000 which are projected to be financed from cash generated from operations and cash from the revolving credit line.

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

Sales to all domestic and foreign customers are quoted at U.S. dollar currency rates, therefore eliminating any foreign currency risks.

YEAR 2000

The Year 2000 issue ("Y2K") exists because some computer programs use two digits rather that four to define the applicable year. For instance, these programs record the year 1998 as "98." Any date-sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

Readiness
The Company has conducted an inventory and assessment of its information technology ("IT") systems and non-IT systems (such as building facilities, voice mail, telephone and other systems containing embedded microprocessors). The inventory was completed during 1997. The remediation phase and testing phases were completed during 1998.

The Company's material internal IT systems principally consist of accounting and manufacturing software applications. The Company has tested these systems and are assured that all applications are Y2K compliant.

The Company purchases products and services from third parties. The Company has sought written assurances from its material vendors and suppliers that there will be no interruption of service or acceptable product as a result of the Y2K issue. Based in part on the assurances received or not received, throughout calendar 1999 the Company will resource work to mitigate the negative effects on the Company in the event the Y2K issue results in the unavailability of products or services. The Company cannot assure that any contingency plans will prevent product or service interruption by one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company.

Cost
The Company expects the costs directly associated with its Y2K efforts to be minor and under $50,000 total.

Risks
The Company may be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructures is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices that lose electrical power or experience failure of elevator, security, HVAC or other building systems, and disruption to Company business if telephone or cellular communication is unavailable.

Contingencies
The Company has developed contingency plans in regard to its internal systems, vendor/supplier issues or any of the more global infrastructure issues. The plan is to create a complete back-up file of all data and if necessary to manually transact all functions until problem is corrected.

Forward-Looking Statements
The estimates regarding the costs of the Company's Y2K efforts, as well as statements regarding the potential effect of Y2K issues on the Company and the Company's plans to deal with issues or contingencies raised by Y2K issues, are forward-looking statements. These statements are subject to a number of risks and uncertainties which could cause actual costs, effects or plans to differ from the discussion above. Among these risks or uncertainties are the following:

- difficulty in successfully identifying all hardware, software and systems which may be affected by Y2K problems or which may contain microprocessors affected by those problems;

- difficulty in identifying all third parties whose inability to process Y2K date information may affect the Company;

- the fact that the Company will have no control over the efforts of material vendors, suppliers and other providers to address their Y2K issues; and

- the effect of general economic conditions on the willingness of third parties to make the expenditures necessary to address Y2K problems which may affect the Company.

Dividends

Dividends totaling forty-eight cents ($.48) per share were paid in Fiscal Year 1998.

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

Some major cost changes were as follows:

- A ten percent (10%) increase in hourly labor due to contractual rate increases and lower efficiencies.

-    Higher tooling costs due to increased costs and new job set ups.

- Outside secondary costs were lower due to bringing operations inside at an overall savings.

-    Cost to acquire QS-9000 certification was $75,000.

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

Some major cost changes were as follows:

- A small reduction in hourly direct and indirect labor due to automation and better utilization of resources.

- Lower manufacturing costs due to improved tooling and maintenance procedures.

- The largest cost reduction came in the fringe benefit area. Workers Compensation and retiree medical accrual (FAS 106) were the areas that had significant lower costs. The lower FAS 106 accrual will continue in future years as a result of the May 1995 agreement with the Union.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of the end of the fiscal year, the Company has no material exposure of market risks related to currency, interest rates or otherwise.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

The information called for by the items within this part is included in the Company's 1999 Proxy Statement, and is incorporated herein by reference, as follows

                       Caption(s) in 1999 Proxy Statement
                       ----------------------------------

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

          21--Subsidiaries of Registrant

  (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 31, 1998.


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



                                            MICHIGAN RIVET CORPORATION


                                            /s/ William B. Stade
                                            -------------------------
                                            William B. Stade
                                            President

                                                1/22/99
                                            -------------------------
                                            Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 22nd day of January 1999.



/s/ William B. Stade                            /s/ Kermit L. Knuppenburg
------------------------                        -----------------------------
William B. Stade                                Kermit L. Knuppenburg
Chairman of the Board,                          Director
President and Director



/s/ Anthony W. Livorine                         /s/ Clark V. Stevens
------------------------                        -----------------------------
Anthony W. Livorine                             Clark V. Stevens
Director                                        Director



/s/ William P. Lianos                           /s/ Charles E. Blank
------------------------                        ----------------------------
William P. Lianos                               Charles E. Blank
Exec. V. P. & Treasurer and Director            Director
(Principal Financial & Accounting
  Officer)



/s/ Anthony J. Caputo
------------------------
Anthony J. Caputo
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1), (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED OCTOBER 31, 1998

                           MICHIGAN RIVET CORPORATION

                                WARREN, MICHIGAN

FORM 10-K--ITEM 14(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES


The following consolidated financial statements of Michigan Rivet Corporation and subsidiaries are included in Item 8:

  Consolidated balance sheets--Years ended October 31, 1998, 1997 and
  1996

  Consolidated statements of operations and retained earnings--Years ended October 31, 1998, 1997 and 1996

  Consolidated statements of cash flows--Years ended October 31, 1998, 1997 and 1996

  Notes to consolidated financial statements--Years ended October 31, 1998, 1997, and 1996


The following consolidated financial statement schedule of Michigan Rivet Corporation and subsidiaries is included in Item 14(d):


  Schedule VIII--Valuation and qualifying accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        [PLANTE & MORAN, LLP LETTERHEAD]
================================================================================



                          Independent Auditor's Report

To the Board of Directors and Stockholders
Michigan Rivet Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Michigan Rivet Corporation and subsidiaries as of October 31, 1998, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Rivet Corporation and subsidiaries at October 31, 1998, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             PLANTE & MORAN, LLP


December 10, 1998

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                                    October 31
                                                                              ------------------------------------------------------
                                                                                    1998               1997                1996
                                                                              ---------------- ------------------ ------------------
                              ASSETS


CURRENT ASSETS

         Cash                                                                    $    92,125         $   660,398         $   119,372

         Accounts receivable, less allowance of
             $50,000 in 1998, 1997 and 1996                                        6,575,512           5,687,051           6,151,075


         Inventories:

             Finished products                                                     1,636,774           1,722,457           1,311,279
             In process                                                            3,773,479           2,708,403           2,664,998
             Raw materials                                                           677,551             722,270             728,025
                                                                                 -----------         -----------         -----------

                         Total inventories                                         6,087,804           5,153,130           4,704,302

         Deferred federal income taxes (Note 3)                                      647,639             597,639             520,211

         Prepaid expenses and other current assets                                   253,734             252,792             189,990
                                                                                 -----------         -----------         -----------

                         Total current assets                                     13,656,814          12,351,010          11,684,950

OTHER ASSETS                                                                       1,048,662           1,004,594             704,191

PROPERTY, PLANT AND EQUIPMENT
         Land                                                                        125,000             125,000             125,000
         Buildings and improvements                                                5,656,030           5,435,779           5,347,560
         Machinery and equipment                                                  20,515,966          19,455,410          18,505,226
                                                                                 -----------         -----------         -----------

                         Total property and equipment                             26,296,996          25,016,189          23,977,786

         Less accumulated depreciation                                            15,242,603          15,831,463          15,067,088
                                                                                 -----------         -----------         -----------

                         Net carrying amount                                      11,054,393           9,184,726           8,910,698
                                                                                 -----------         -----------         -----------

                         Total assets                                            $25,759,869         $22,540,330         $21,299,839
                                                                                 ===========         ===========         ===========







See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                      CONSOLIDATED BALANCE SHEET

                                                                                                    October 31
                                                                              ------------------------------------------------------
                                                                                    1998               1997                1996
                                                                              ---------------- ------------------ ------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable to bank (Note 2)                                          $   848,000         $        --         $        --
         Accounts payable                                                          5,053,695           4,441,194           3,813,348
         Payroll and employees' benefits                                           1,431,337           1,121,649             997,522
         Other accrued expenses                                                      710,639             602,709             333,535
         Current portion of long-term debt (Note 2)                                  299,061             369,163             684,815
                                                                                 -----------         -----------         -----------

                         Total current liabilities                                 8,342,732           6,534,715           5,829,220

LONG-TERM DEBT - Net of current portion (Note 2)                                   2,058,572           2,531,337           3,746,600

ACCRUED POSTRETIREMENT BENEFITS (Note 4)                                           3,967,643           3,813,570           3,279,140

STOCKHOLDERS' EQUITY
         Common stock - $1 par value:
            Authorized - 1,000,000 shares
            Issued and outstanding - 638,525 shares                                  638,525             638,525             638,525
         Paid-in capital                                                             117,403             117,403             117,403
         Retained earnings                                                        10,634,994           8,904,780           7,688,951
                                                                                 -----------         -----------         -----------

                         Total stockholders' equity                               11,390,922           9,660,708           8,444,879













                                                                                 -----------         -----------         -----------
                         Total liabilities and                                            --                  --                  --
                              stockholders' equity                               $25,759,869         $22,540,330         $21,299,839
                                                                                 ===========         ===========         ===========

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                                               Year Ended October 31
                                                                              ------------------------------------------------------
                                                                                    1998               1997                1996
                                                                              ---------------- ------------------ ------------------
NET SALES                                                                     $45,287,313          $43,013,303          $41,596,542

COSTS AND EXPENSES
         Cost of products sold                                                 37,929,455           36,790,532           35,526,431
         Selling, administrative and general                                    3,760,448            3,585,020            3,557,246
         Interest                                                                 310,703              323,853              469,451
                                                                              -----------          -----------          -----------

                         Total costs and expenses                              42,000,606           40,699,405           39,553,128
                                                                              -----------          -----------          -----------

INCOME - Before federal income taxes                                            3,286,707            2,313,898            2,043,414

FEDERAL INCOME TAXES (Note 3)                                                   1,250,000              787,000              710,000
                                                                              -----------          -----------          -----------

NET INCOME                                                                      2,036,707            1,526,898            1,333,414

RETAINED EARNINGS - Beginning of year                                           8,904,780            7,688,951            6,590,433

DIVIDENDS ($.48, $.48 and $.37 per share,
         respectively)                                                           (306,493)            (311,069)            (234,896)
                                                                              -----------          -----------          -----------

RETAINED EARNINGS - End of year                                               $10,634,994          $ 8,904,780          $ 7,688,951
                                                                              ===========          ===========          ===========

NET INCOME PER SHARE                                                          $      3.19          $      2.39          $      2.09
                                                                              ===========          ===========          ===========










                                                                              21
See Notes to Consolidated Financial Statements.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended October 31
                                                                              ------------------------------------------------------
                                                                                    1998               1997                1996
                                                                              ---------------- ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                               $ 2,036,707        $ 1,526,898        $ 1,333,414
         Adjustments to reconcile net income to net cash
             from operating activities:
                  Depreciation                                                      1,089,390          1,044,186          1,059,216
                  Gain on sale of equipment                                          (239,236)           (68,354)           (78,326)
                   Provision for deferred income taxes                                (65,000)          (355,000)                --
                   Provision for postretirement benefits                              154,073            534,430            547,056
                   Changes in operating assets and liabilities:
                      (Increase) decrease in accounts
                            receivable                                               (888,461)           464,024           (782,542)
                      (Increase) decrease in inventories                             (934,674)          (448,828)           264,642
                      Increase in prepaid expenses
                            and other assets                                          (30,010)           (85,633)           (53,839)
                      Increase in accounts payable and
                            other accrued expenses                                  1,030,119          1,021,147             29,926
                                                                                  -----------        -----------        -----------
                               Net cash provided by operating
                                   activities                                       2,152,908          3,632,870          2,319,547

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property, plant and equipment                              (3,415,595)        (1,428,360)        (1,148,834)
         Proceeds from sale of equipment                                              695,774            178,500             78,326
                                                                                  -----------        -----------        -----------

                               Net cash used in investing
                                   activities                                      (2,719,821)        (1,249,860)        (1,070,508)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds (payments) under short-term credit line                         848,000                 --           (309,000)
         Payments on long-term debt                                                  (542,867)        (1,530,915)          (696,453)
         Payment of dividends                                                        (306,493)          (311,069)          (234,896)
                                                                                  -----------        -----------        -----------

                               Net cash used in financing
                                   activities                                          (1,360)        (1,841,984)        (1,240,349)
                                                                                  -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                      (568,273)           541,026              8,690

CASH - Beginning of year                                                              660,398            119,372            110,682
                                                                                  -----------        -----------        -----------

CASH - End of year                                                                $    92,125        $   660,398        $   119,372
                                                                                  ===========        ===========        ===========




                                                                              22
See Notes to Consolidated Financial Statements.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Rivet Corporation and subsidiaries (collectively, the "Company"). Upon consolidation, significant intercompany accounts and transactions are eliminated.

         DESCRIPTION OF BUSINESS - The Company is a domestic manufacturer of cold headed steel fasteners, nuts and components, principally for the automotive industry. Sales to General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation, including their suppliers, are summarized as follows:

                                              1998         1997       1996
                                            --------     --------   --------
         General Motors Corporation            33%         33%         33%
         Ford Motor Company                    41%         39%         40%
         DaimlerChrysler Corporation           16%         19%         19%

         The Company generally does not require collateral from its customers. Credit losses from automobile and related manufacturers have been minimal and within management's expectations.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories (approximately 24 percent, 26 percent and 26 percent of consolidated inventories at October 31, 1998, 1997 and 1996, respectively) and the first-in, first-out (FIFO) method for all other inventories.

         Current cost exceeded the balance sheet carrying amount of LIFO inventories by $468,000, $403,000 and $407,000 in 1998, 1997 and 1996,
         respectively.

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

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DEBT

         Notes payable to bank represent borrowings for working capital purposes under a $5,000,000 short-term revolving line of credit, which is renewed quarterly and bears interest at the lending institution's prime rate less .25 percent (prime was 8.0 percent at October 31, 1998). The weighted average interest rate for 1998, 1997 and 1996 was 8.47 percent, 8.59 percent and 8.99 percent, respectively. Available borrowings under this agreement are based on a percentage of eligible accounts receivable.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996


NOTE 2 - DEBT (CONTINUED)

         Long-term debt consists of the following obligations:

                                                1998         1997        1996
                                              --------     --------    ---------
Mortgage note                               $2,340,101   $2,580,972   $2,821,489
Term note                                         --           --        633,306
Equipment notes payable                           --        288,682      933,830
Other                                           17,532       30,846       42,790
                                            ----------   ----------   ----------

                Total                        2,357,633    2,900,500    4,431,415

Less current portion                           299,061      369,163      684,815
                                            ----------   ----------   ----------

                Long-term debt portion      $2,058,572   $2,531,337   $3,746,600
                                            ==========   ==========   ==========


         The mortgage note is payable in monthly installments of $39,757 including interest, and matures February 1, 2000. The mortgage note bears interest at the lending institution's prime rate (prime was 8.0 percent at October 31, 1998). The Company's financing agreements include covenants that require minimum levels of working capital, tangible net worth and debt to equity ratios. The agreements also require the lender's approval before cash dividends may be declared or paid.

         Equipment notes payable required monthly payments of $10,174 plus interest at 9 percent and were repaid in 1998.

         Maturities of long-term debt following 1998 are as follows:

                       1999                  $  299,061
                       2000                   2,058,572

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996


NOTE 2 - DEBT (CONTINUED)

         As of October 31, 1998, substantially all of the Company's assets were mortgaged or otherwise pledged as collateral for the various debt agreements.

         Cash payments for interest were $283,074, $326,493 and $473,295 in 1998, 1997 and 1996, respectively.

NOTE 3 - FEDERAL INCOME TAXES

         The provision for income tax expense is as follows:

                                                                                     1998               1997               1996
                                                                                   --------           --------           ----------
Current expense                                                                  $1,315,000         $1,142,000         $  710,000
Deferred benefit                                                                    (65,000)          (355,000)                --
                                                                                 ----------         ----------         ----------

           Total income tax expense                                              $1,250,000         $  787,000         $  710,000
                                                                                 ==========         ==========         ==========

Income tax payments                                                              $1,275,000         $  905,000         $  785,000
                                                                                 ==========         ==========         ==========


The details of the net deferred tax asset are as follows:

                                                                                     1998               1997               1996
                                                                                   --------           --------           --------

Deferred tax liabilities - Depreciation                                          $  964,164         $  935,465         $  962,480

Deferred tax assets:
   Employee benefits                                                              1,562,884          1,549,855          1,256,396
   Inventory valuation                                                              479,351            398,524            328,849
   Other                                                                             14,568             14,725             49,874
                                                                                 ----------         ----------         ----------

           Total deferred tax assets                                              2,056,803          1,963,104          1,635,119

Valuation allowance                                                                      --                 --                 --
                                                                                 ----------         ----------         ----------

           Net deferred tax asset                                                $1,092,639         $1,027,639         $  672,639
                                                                                 ==========         ==========         ==========

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996


NOTE 3 - FEDERAL INCOME TAXES (CONTINUED)

         The principal components of deferred federal income tax credits are as follows:

                                                                           1998                     1997                     1996
                                                                         --------                 --------                 --------
Employee benefits                                                       $ (13,029)               $(293,459)               $(110,802)
Accelerated tax depreciation                                               28,699                  (27,015)                   9,868
Inventory valuation                                                       (80,827)                 (69,675)                   6,538
Other                                                                         157                   35,149                   94,396
                                                                        ---------                ---------                ---------

             Total                                                      $ (65,000)               $(355,000)               $    --
                                                                        =========                =========                =========

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

         A summary of the components of pension income for the union plan follows:

                                                                               1998                  1997                    1996
                                                                             --------              --------                --------
Service cost for benefits earned during
    the period                                                              $  89,587              $  82,164              $  73,369
Interest cost of projected benefit
    obligation                                                                299,215                291,878                266,634
Actual return on plan assets                                                 (336,803)              (906,341)              (718,773)
Net amortization and deferral                                                 (89,367)               508,743                332,331
                                                                            ---------              ---------              ---------

             Net pension income                                             $ (37,368)             $ (23,556)             $ (46,439)
                                                                            =========              =========              =========

         Assumptions used in accounting for the plan were as follows:

                                                    1998       1997       1996
                                                    ----       ----       ----
         Weighted average discount rate             6.5%       7.5%       7.5%
         Expected long-term rate of return on
            assets                                  7.0%       7.0%       7.0%

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996


NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the union plan:

                                                                           1998                    1997                   1996
                                                                         --------                --------               --------
Actuarial present value of benefit obligation:
       Vested benefit                                                   $4,640,436             $ 4,139,816             $3,699,434
                                                                        ==========             ===========             ==========

       Accumulated benefit obligation                                   $4,796,768             $ 4,272,033             $3,818,023
                                                                        ==========             ===========             ==========

Projected benefit obligation                                            $4,796,768             $ 4,272,033             $3,818,023
Plan assets at fair value                                                6,416,565               6,306,504              5,617,523
                                                                        ----------             -----------             ----------

Excess of plan assets over projected
   benefit obligation                                                    1,619,797               2,034,471              1,799,500
Unrecognized net gain                                                     (695,238)             (1,101,670)              (682,137)
Unrecognized prior service cost                                            147,227                 157,781                  5,827
Unrecognized net asset at transition                                      (468,124)               (524,288)              (580,452)
                                                                        ----------             -----------             ----------

Net pension asset recognized
   in the balance sheet                                                 $  603,662             $   566,294             $  542,738
                                                                        ==========             ===========             ==========

         Plan assets are invested primarily in pooled equity investment funds, obligations of the U.S. government and its agencies and certain other investments.

         During 1997, the plan was amended to increase the benefit levels resulting in an increase in the unrecognized prior service cost.

         Certain employees participate in a Company-sponsored savings plan. Under the plan, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. The Company contributed approximately $120,000, $60,000 and $50,000 to this plan in 1998, 1997 and 1996, respectively.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996


NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         In 1998, certain employees began participating in a multiemployer defined benefit plan. The Company contributed approximately $70,000 to the plan during 1998. The plan allows for withdrawal from the plan, without penalty or future liability, during the first three years of participation.

         POSTRETIREMENT BENEFITS - As discussed in Note 1, the Company provides health care and life insurance benefits for certain retired employees. The Company adopted the provisions of SFAS 106 effective November 1, 1993. The Company elected to recognize the transition obligation over 20 years.

         In subsequent years, the Company and its collective bargaining unit have agreed to modifications to the postretirement benefit plan. These modifications primarily related to a cap on future retiree medical insurance benefits and a change in the limit of the Company's subsidy and resulted in a reduction of the accumulated postretirement benefit obligation. This reduction has been used to reduce the transition obligation, which will be recognized prospectively over the remaining amortization period allowed by SFAS 106.

         The Company recognized an expense related to postretirement benefits consisting of service cost, interest cost and transition amortization in 1998, 1997 and 1996, as follows:

                                             1998           1997         1996
                                           --------       --------     --------
Service cost of benefits earned           $119,835      $176,150     $196,412
Interest cost on liability                 261,975       347,471      351,592
Net amortization and deferral               (2,146)      213,248      189,473
                                          --------      --------     --------

Total net periodic
          postretirement benefit cost     $379,664      $736,869     $737,477
                                          ========      ========     ========

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996

NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         The amounts reported on the balance sheet at October 31, 1998, 1997 and 1996 were as follows:

                                           1998          1997           1996
                                         --------      --------       --------

Accumulated postretirement benefit
obligation:
   Fully eligible active participants $   979,963    $   900,253    $ 1,051,138
   Other active participants              710,836        896,131        957,331
   Retired participants                 2,302,770      2,920,002      3,207,589
                                      -----------    -----------    -----------

Total accumulated
   postretirement
   benefit obligation                   3,993,569      4,716,386      5,216,058

Unrecognized net obligation
   at transition                       (2,485,642)    (2,696,908)    (3,556,706)
Unrecognized net gain                   2,659,716      1,994,092      1,819,788
                                      -----------    -----------    -----------

Accrued postretirement
   benefit cost                       $ 4,167,643    $ 4,013,570    $ 3,479,140
                                      ===========    ===========    ===========


         The Company has not funded any portion of its accumulated postretirement benefit obligation except for benefits being paid as incurred by participants. Cash paid for these benefits totaled $226,000, $202,000 and $190,000 in 1998, 1997 and 1996, respectively.
         The Company's estimate of the current portion of this accrued benefit is shown as a current liability.

         The significant actuarial assumptions used to determine the cost to the Company at October 31, 1998 are as follows:

         Discount rate                                  6.50%
         Health care trend rates - Medical              Approximately 9.2% per annum grading
                                                        down to 4.50% in 2005-2006 and all
                                                        years thereafter

         Health care trend rates - Prescription         Approximately 11.60% per annum
                                                        grading down to 4.50% in 2005-2006
                                                        and all years thereafter

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1998, 1997 AND 1996

NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         A 1 percent increase in the health care trend rate assumptions would increase the October 31, 1998 accumulated postretirement benefit obligation by 1.1 percent and would increase the aggregate of the 1998 service and interest cost components of the net periodic postretirement benefit cost by 1.3 percent.

NOTE 5 - CONTINGENCIES

         The Company is self-insured for purposes of workers' compensation insurance. Under the plan, the Company has specific stop-loss insurance for occurrences exceeding $300,000 per individual claim. The Company's authority for self-insurance is renewed yearly by the State of Michigan on January 1. The Company currently has a standby letter of credit of $200,000 pledged for potential future claims. Workers' compensation claims totaled approximately $351,000, $301,000 and $195,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         A summary of the fair value of financial instruments, as well as the methods and significant assumptions used to estimate fair value, is as follows:

         SHORT-TERM FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximates the carrying amount in the accompanying consolidated financial statements due to the short maturity of such instruments.

         LONG-TERM DEBT - The fair value of long-term debt approximates the carrying amount based on the current borrowing rates offered for such instruments since the current rates reflect market rates.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



-----------------------------------------------------------------------------------------------------------------------------------
       COL. A                              COL. B                     COL. C                    COL. D                   COL. E
-----------------------------------------------------------------------------------------------------------------------------------
      DESCRIPTION                         Balance at      (1) Charged       (2) Charged       Deductions-              Balance at
                                         Beginning of     to Costs and      to Other           Describe               End of Period
                                           Period          Expenses         Accounts-
                                                                            Describe
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended October 31, 1998:
     Valuation allowance for              $ 50,000         $189,592                            A $189,592                 $ 50,000
       accounts receivable
     Reserve for inventory                 790,000           80,000                                                        870,000
                                          --------         --------                              --------                 --------
       obsolescence
          TOTALS                          $840,000         $269,592                              $189,592                 $920,000
                                          ========         ========                              ========                 ========

Year Ended October 31, 1997:
     Valuation allowance for              $ 50,000         $ 51,874                            A $ 51,874                 $ 50,000
       accounts receivable
     Reserve for inventory                 663,000          127,000                                                        790,000
                                          --------         --------                              --------                 --------
       obsolescence
          TOTALS                          $713,000         $178,874                              $ 51,874                 $840,000
                                          ========         ========                              ========                 ========

Year Ended October 31, 1996:
     Valuation allowance for              $ 50,000         $ 31,231                            A $ 31,231                 $ 50,000
       accounts receivable
     Reserve for inventory                 604,000           59,000                                                        663,000
                                          --------         --------                              --------                 --------
       obsolescence
          TOTALS                          $654,000         $ 90,231                              $ 31,231                 $713,000
                                          ========         ========                              ========                 ========


A - Represents uncollectible accounts charged off, net of recoveries.

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
21                            Michigan River Corporation and Subsidiaries
27                            Financial Data Schedule
