Form 10-Q
period 1999-01-31
MICHIGAN RIVET CORP
filed 1999-02-25
CIK 65666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter ended January 31, 1999

Commission file number: 0-6056

                           Michigan Rivet Corporation
                           --------------------------
             (exact name of registrant as specified in its charter)

        Michigan                                          38-1887153
        --------                                          ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                      13201 Stephens Road, Warren, MI 48089
                      -------------------------------------
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

                                 Yes XX   No
                                     --       --


There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of January 31, 1999, close of the period covered by this report.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                           ASSETS
                                                               January 31,              October 31,
                                                                  1999                     1998
                                                              ------------              ------------
Current Assets:
Cash                                                          $   110,681               $    92,125
  Accounts receivable, less allowance of $50,000..              5,186,046                 6,575,512
  Inventories.....................................              5,848,804                 6,087,804
  Deferred federal income taxes...................                647,639                   647,639
  Prepaid expenses and other current assets.......                254,548                   253,734
                                                              ------------              ------------
                        TOTAL CURRENT ASSETS......             12,047,718                13,656,814

Other Assets......................................              1,048,662                 1,048,662

Property, Plant and Equipment.....................             26,601,978                26,296,996
  Less accumulated depreciation...................             15,557,753                15,242,603
                                                              ------------              ------------
                                                               11,044,225                11,054,393
                                                              ------------              ------------
                                                              $24,140,605               $25,759,869
                                                              ============              ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................            $   975,000               $   848,000
  Accounts payable................................              3,998,818                 5,224,035
  Payroll and employees benefits..................                691,617                 1,394,722
  Other accrued expenses..........................                496,146                   576,914
  Current maturities of long-term debt............                299,061                   299,061
                                                              ------------              ------------

                         TOTAL CURRENT LIABILITIES              6,460,642                 8,342,732

Long-Term Debt....................................              1,983,067                 2,058,572

Accrued Retiree Health Liability..................              4,014,341                 3,967,643

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............                638,525                   638,525
  Other capital...................................                117,403                   117,403
  Retained earnings...............................             10,926,627                10,634,994
                                                              ------------              ------------
                                                               11,682,555                11,390,922
                                                              ------------              ------------
                                                              $24,140,605               $25,759,869
                                                              ============              ============

See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)



                                         Three Months Ended
                                            January 31
                                  -----------------------------
                                       1999            1998
                                  ------------     ------------

Net sales ...................     $ 10,654,801     $ 10,449,541

Cost and expenses:
  Cost of products sold .....        9,087,298        9,040,367
  Selling, administrative
         and general expenses          863,234          856,884
  Gain on sale of assets ....                0          (78,611)
  Interest expense ..........           67,931           68,346
                                  ------------     ------------
                                    10,018,463        9,886,986
                                  ------------     ------------
         Income before
            income taxes ....          636,338          562,555

Income taxes ................          217,000          191,000
                                  ------------     ------------
         Net Income .........     $    419,338     $    371,555
                                  ============     ============


Net income per share ........     $        .66     $        .58
                                  ============     ============

Dividends per share .........     $        .20     $        .12
                                  ============     ============



See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)

                                                                                Three Months Ended
                                                                                    January 31
                                                                          ------------------------------

                                                                              1999              1998
                                                                          ------------       -----------

OPERATING ACTIVITIES
  Net income ........................................................     $   419,338      $   371,555
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation ...............................................         315,150          279,600
         Accrued retiree health liability ...........................          46,698           98,175
         Cash provided from (used in) changes in operating assets and liabilities:
             Accounts receivable ....................................       1,389,466          830,414
             Inventories ............................................         239,000         (254,000)
             Prepaid expenses and other current assets ..............            (814)           5,925
             Accounts payable & other accrued expenses ..............      (2,009,090)        (968,466)
                                                                          -----------      -----------
                  NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES .............................         399,748          363,203

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment ......................        (304,982)        (826,896)

FINANCING ACTIVITIES
  Net borrow short-term debt ........................................         127,000                0
  Payments on long-term debt ........................................         (75,505)         (91,450)
  Dividends .........................................................        (127,705)         (76,232)
                                                                          -----------      -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES .......................................         (76,210)        (167,682)
                                                                          -----------      -----------
                  INCREASE (DECREASE) IN CASH .......................          18,556         (631,375)

Cash at beginning of period .........................................          92,125          660,398
                                                                          -----------      -----------
                  CASH AT END OF PERIOD .............................     $   110,681      $    29,023
                                                                          ===========      ===========



See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MICHIGAN RIVET CORPORATION
Results of Operations

Net sales for the quarter ended January 31, 1999 of $10,655,000 increased $205,000, or 2%, from the sales reported in the comparable period a year ago. The increase in sales resulted from new business and a higher volume of products shipped to the automotive industry. The net profit for the quarter ended January 31, 1999 was $419,000 vs. a profit of $372,000 in the comparable period a year ago.

The lower cost of sales percentage for the current fiscal year quarter is due to work performed in our facilities versus outside, reduced manufacturing costs and lower retirement medical accrual.

Selling, general, and administrative expenses have decreased to 8.1% of sales as compared to 8.2% for the previous year comparable period. This decrease resulted from lower single business income taxes.

Interest expense remained about the same for both periods. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

Liquidity and Capital Resources

The Company has short-term credit lines aggregating $5,000,000. At January 31, 1999, $975,000 was borrowed on this facility. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 1999.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 1999.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
   ---------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date  2-24-99
      --------

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------
Ex-27               Financial Data Schedule