Form 10-Q
period 1999-04-30
MICHIGAN RIVET CORP
filed 1999-05-24
CIK 65666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                         SECURITIES EXCHANGE ACT of 1934


For Quarter ended April 30, 1999

Commission file number: 0-6056

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


There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 1999, close of the period covered by this report.

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

October 31, 1998.

PART I.  FINANCIAL INFORMATION                                         FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                            ASSETS
                                                           APRIL 30,                OCTOBER 31,
                                                             1999                       1998
                                                          -----------               -----------
Current Assets:
  Cash............................................        $    83,893               $    92,125
  Accounts receivable, less allowance of $50,000..          6,003,864                 6,575,512
  Inventories.....................................          5,580,804                 6,087,804
  Deferred federal income taxes...................            647,639                   647,639
  Prepaid expenses and other current assets.......            246,090                   253,734
                                                          -----------               -----------
                        TOTAL CURRENT ASSETS......         12,562,290                13,656,814

Other Assets......................................          1,048,662                 1,048,662

Property, Plant and Equipment.....................         26,950,388                26,296,996
  Less accumulated depreciation...................         15,844,903                15,242,603
                                                          -----------               -----------
                                                           11,105,485                11,054,393
                                                          -----------               -----------
                                                          $24,716,437               $25,759,869
                                                          ===========               ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................        $         0               $   848,000
  Accounts payable................................          5,287,614                 5,224,035
  Payroll and employee benefits...................            674,137                 1,394,722
  Other accrued expenses..........................            214,228                   576,914
  Current maturities of long-term debt............            299,061                   299,061
                                                          -----------               -----------
                        TOTAL CURRENT LIABILITIES           6,475,040                 8,342,732

Long-Term Debt....................................          1,904,165                 2,058,572

Accrued Retiree Health Liability..................          4,055,619                 3,967,643

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............            638,525                   638,525
  Other capital...................................            117,403                   117,403
  Retained earnings...............................         11,525,685                10,634,994
                                                          -----------               -----------
                                                           12,281,613                11,390,922
                                                          -----------               -----------
                                                          $24,716,437               $25,759,869
                                                          ===========               ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)





                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           APRIL 30                             APRIL 30
                                                    -------------------------          --------------------------
                                                       1999           1998                1999           1998
                                                    -----------   -----------          -----------    -----------
Net sales ......................................    $12,494,045   $12,352,755          $23,148,846    $22,880,907

Cost and expenses:
  Cost of products sold ........................     10,498,406    10,361,255           19,585,704     19,401,622
  Selling, administrative
         and general expenses ..................        909,036       913,258            1,772,270      1,770,142
  Interest expense .............................         64,922        69,625              132,853        137,971
                                                    -----------   -----------          -----------    -----------
                                                     11,472,364    11,344,138           21,490,827     21,309,735
                                                    -----------   -----------          -----------    -----------
         Income before
           Income taxes ........................      1,021,681     1,008,617            1,658,019      1,571,172

Income taxes ...................................        346,000       344,000              563,000        535,000
                                                    -----------   -----------          -----------    -----------
         Net income ............................    $   675,681   $   664,617          $ 1,095,019    $ 1,036,172
                                                    ===========   ===========          ===========    ===========

Net Income per share ...........................       $   1.05      $   1.04             $   1.71       $   1.62
                                                       ========      ========             ========       ========

Dividends per share ............................       $    .12      $    .12             $    .32       $    .24
                                                       ========      ========             ========       ========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                 April 30
                                                                                       -----------------------------
                                                                                           1999             1998
                                                                                       -----------       -----------

OPERATING ACTIVITIES
  Net income .....................................................................     $ 1,095,019       $ 1,036,172
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation ............................................................         632,300           564,200
         Accrued retiree health liability ........................................          87,976           192,238
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable .................................................         571,648          (325,924)
             Inventories .........................................................         507,000          (912,000)
             Prepaid expenses and other current assets ...........................           7,644            35,000
             Accounts payable & other accrued expenses ...........................      (1,019,692)         (189,447)
                                                                                       -----------       -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES ..........................................       1,881,895           400,239

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment ...................................        (683,392)       (1,711,877)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt .....................................        (848,000)        1,105,000
  Payments on long-term debt .....................................................        (154,407)         (186,619)
  Dividends paid .................................................................        (204,328)         (152,474)
                                                                                       -----------       -----------
                  NET CASH USED IN FINANCING
                   ACTIVITIES ....................................................      (1,206,735)          765,907
                                                                                       -----------       -----------
                  INCREASE (DECREASE) IN CASH ....................................          (8,232)         (545,731)

Cash at beginning of period ......................................................          92,125           660,398
                                                                                       -----------       -----------
                  CASH AT END OF PERIOD ..........................................     $    83,893       $   114,667
                                                                                       ===========       ===========



See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 1999 of $12,494,000 increased $141,000,

or 1% from the sales reported in the comparable period a year ago. The increase in sales resulted from new orders and adjusted automotive production levels. The net profit for the quarter ended April 30, 1999 was $676,000 vs. a net profit of

$665,000 in the comparable period a year ago.


The cost of sales percentage for the current fiscal year quarter remained the same as the comparable period a year ago.


Selling, general and administrative expenses were the same 7.4% of sales for this period and for the previous year comparable period.


Interest expense decreased $5,000 due primarily to the lower borrowing base and interest rates.


For the first six months of 1999, net sales of $23,149,000 were 1.2% greater than the same period in 1998, due primarily to higher automotive production schedules and new orders. The net profit for the first six months of 1999 was

$1,095,000 vs. a net profit of $1,036,000 in the comparable period a year ago.

The cost of sales was 84.6% as compared to 84.8% for the prior year. This was primarily due to higher material and lower outside processing due to work now performed inside.




Financial Condition


Liquidity and Capital Resources


The Company has short-term credit lines aggregating $5,000,000. At April 30,

1999, $0 was outstanding. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 1999.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS


At the end of the quarter covered by this report, the Company had no material exposure to market risks from instruments related to currency, interest rates or otherwise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On April 30, 1999, the Company held its annual meeting of stockholders.

Stockholders of the Company voted in favor of the election of Clark V. Stevens,

William B. Stade, Charles E. Blank, William P. Lianos, Anthony W. Livorine,

Kermit L. Knuppenburg, Anthony J. Caputo, Gen. Earl T. O'Loughlin and Howard W.

Burdett to the Company's Board of Directors. In the election of Mr. Stevens,

604,169 total votes were cast in favor and 360 votes were cast against or withheld. In addition, there were 33,996 abstentions and 0 broker non-voters. In the election of Mr. Stade, 604,259 total votes were cast in favor and 270 votes were cast against or withheld. In addition, there were 33,996 abstentions and 0 broker non-voters. In the election of Mr. Blank, Mr. Lianos, Mr. Livorine, and

Mr. Knuppenburg, 604,279 total votes were cast in favor and 250 votes were cast against or withheld for each nominee. In addition, there were 33,996 abstentions and 0 broker non-voters for each nominee. In the election of Mr. Caputo, 603,169 total votes were cast in favor and 1,360 votes were cast against or withheld. In addition, there were 33,996 abstentions and 0 broker non-voters. In the election of Gen. O'Loughlin, 602,259 total votes were cast in favor and 2,270 votes were cast against or withheld. In addition, there were 33,996 abstentions and 0 broker non-voters. In the election of Mr. Burdett, 602,359 total votes were cast in favor and 2,170 votes were cast against or withheld. In addition, there were 33,996 abstentions and 0 broker non-voters.




PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.



Michigan Rivet Corporation




By  /s/ William P. Lianos
   --------------------------------
    William P. Lianos

   Executive Vice President and Treasurer

   (Principal Financial & Accounting Officer)


Date            5-21-99
      -----------------------------

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  27                             Financial Data Schedule