Form 10-Q
period 1999-07-31
MICHIGAN RIVET CORP
filed 1999-08-27
CIK 65666

                                                                      CONFORMED



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                         SECURITIES EXCHANGE ACT of 1934


For Quarter ended July 31, 1999

Commission file number: 0-6056

                           Michigan Rivet Corporation
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

        Michigan                                      38-1887153
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                      13201 Stephens Road; Warren, MI 48089
                ------------------------------------------------
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


There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of July 31, 1999, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                       FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                            ASSETS
                                                                                  July 31,                 October 31,
                                                                                    1999                      1998
                                                                                -----------               -----------
Current Assets:
  Cash............................................                              $   153,605               $    92,125
  Accounts receivable, less allowance of $50,000..                                4,643,896                 6,575,512
  Inventories.....................................                                6,534,804                 6,087,804
  Deferred federal income taxes...................                                  647,639                   647,639
  Prepaid expenses and other current assets.......                                  273,319                   253,734
                                                                                -----------               -----------
                        TOTAL CURRENT ASSETS......                               12,253,263                13,656,814

Other Assets......................................                                1,048,662                 1,048,662

Property, Plant and Equipment.....................                               27,231,461                26,296,996
  Less accumulated depreciation...................                               15,972,201                15,242,603
                                                                                -----------               -----------
                                                                                 11,259,260                11,054,393
                                                                                -----------               -----------
                                                                                $24,561,185               $25,759,869
                                                                                ===========               ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................                              $         0               $   848,000
  Accounts payable................................                                4,366,480                 5,224,035
  Payroll and employee benefits...................                                  881,905                 1,394,722
  Other accrued expenses..........................                                  440,036                   576,914
  Current maturities of long-term debt............                                  299,060                   299,061
                                                                                -----------               -----------
                        TOTAL CURRENT LIABILITIES                                 5,987,482                 8,342,732

Long-Term Debt....................................                                1,824,248                 2,058,572

Accrued Retiree Health Liability..................                                4,097,008                 3,967,643

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares................                               638,525                   638,525
  Other capital...................................                                  117,403                   117,403
  Retained earnings...............................                               11,896,519                10,634,994
                                                                                -----------               -----------
                                                                                 12,652,447                11,390,922
                                                                                -----------               -----------
                                                                                $24,561,185               $25,759,869
                                                                                ===========               ===========

See notes to condensed consolidated financial statements.

                                                                      FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)




                                       Three Months Ended                 Nine Months Ended
                                            July 31                           July 31
                                   ----------------------------     ----------------------------
                                      1999             1998             1999            1998
                                   -----------     ------------     -----------     ------------

Net sales........................  $11,195,010      $ 9,634,274      $34,343,856      $32,515,181

Cost and expenses:
  Cost of products sold..........    9,450,287        8,612,556       29,035,991       28,014,178
  Selling, administrative
         and general expenses....    1,014,389          828,463        2,786,659        2,598,605
  Interest expense...............       50,877           83,889          183,730          221,860
                                   -----------      -----------      -----------      -----------
                                    10,515,553        9,524,908       32,006,380       30,834,643
                                   -----------      -----------      -----------      -----------
         Income before
           income taxes..........      679,457          109,366        2,337,476        1,680,538

Income taxes.....................      232,000           36,000          795,000          571,000
                                   -----------      -----------      -----------      -----------
         Net Income..............  $   447,457      $    73,366      $ 1,542,476      $ 1,109,538
                                   ===========      ===========      ===========      ===========

Net Income per share.............  $       .71      $       .12      $      2.42      $      1.74
                                   ===========      ===========      ===========      ===========

Dividends per share..............  $       .12      $       .12      $       .44      $       .36
                                   ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                       July 31
                                                                            ----------------------------
                                                                                1999            1998
                                                                            -----------      -----------

OPERATING ACTIVITIES
  Net income ........................................................      $ 1,542,476       $ 1,109,538
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation ...............................................          958,000           851,300
         Accrued retiree health liability ...........................          129,365           282,803
         Cash provided from (used in) changes in operating assets and liabilities:
             Accounts receivable ....................................        1,931,616         1,690,998
             Inventories ............................................         (447,000)       (1,118,000)
             Prepaid expenses and other current assets ..............          (19,585)          (20,841)
             Accounts payable & other accrued expenses ..............       (1,507,250)         (695,813)
                                                                           -----------       -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES .............................        2,587,622         2,099,985

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment ......................        1,162,867         2,265,519

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt ........................         (848,000)          748,000
  Payments on long-term debt ........................................         (234,324)         (466,802)
  Dividends paid ....................................................         (280,951)         (228,717)
                                                                           -----------       -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES .......................................       (1,363,275)           52,481
                                                                           -----------       -----------
                  INCREASE (DECREASE) IN CASH .......................           61,480          (113,053)

Cash at beginning of period .........................................           92,125           660,398
                                                                           -----------       -----------
                  CASH AT END OF PERIOD .............................      $   153,605       $   547,345
                                                                           ===========       ===========


See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended July 31, 1999 of $11,195,000 increased $1,561,000, or 16.2% from the sales reported in the comparable period a year ago. The increase in sales is a result of changes in production schedules and no work stoppage at General Motors in 1999. The net profit for the quarter ended July 31, 1999 was $447,000 vs. a net profit of $73,000 in the comparable period a year ago.

The cost of sales percentage was 84.4% for the current fiscal year quarter vs. 89.4% in the comparable period a year ago. This decrease was due to lower manufacturing costs and some improved production efficiencies.

The selling, general and administrative expense increase was primarily due to greater sales commissions and bonus accruals. The percent to sales also increased to 8.12% from 8.05%.

Interest expense decreased $38,000 due primarily to lower short-term borrowing during the period. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

For the first nine months of 1999, net sales of $34,344,000 were 5.6% greater than the same period in 1998, due primarily to increased sales to the automotive market and new non-automotive customers. The increase in gross profit resulted from primarily lower material and outside processing costs. The net profit for the first nine months of 1999 was $1,542,000 vs. a net profit of $1,110,000 in the comparable period a year ago.

Liquidity and Capital Resources


The Company has short-term credit lines aggregating $5,000,000. At July 31, 1999, $0 were borrowed on this facility. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 1999.


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

No reports on Form 8-K were filed during the quarter ended July 31, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By William P. Lianos
   --------------------------
   William P. Lianos

   Executive Vice President and Treasurer
   (Principal Financial & Accounting Officer)


Date  8-26-99
     ------------------------

                                  Exhibit Index




EXHIBIT NO.              DESCRIPTION
-----------              -----------
EXHIBIT 27               Financial data Schedule