Form 10-K405
period 1999-10-31
MICHIGAN RIVET CORP
filed 2000-01-26
CIK 65666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 X  Annual Report Pursuant to Section 13 or 15(d)
                ---
                    of the Securities Exchange Act of 1934

                    For the fiscal year ended October 31, 1999
                                              ----------------
                         Commission file number 0-6056
                                                ------
                    Transition report pursuant to Section 13 or 15(d)
                ---
                    of the Securities Exchange Act of 1934

            For the transition period from               to
                                           -------------    ---------------

                           MICHIGAN RIVET CORPORATION
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                    38-1887153
-------------------------------                    ---------------------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                    Identification No.)

13201 Stephens Road, Warren, Michigan                    48089
----------------------------------------           ---------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (810) 754-5100
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange
     Title of each class                                 on which registered
     -------------------                               ---------------------
  Common Stock, $1.00 Par Value                              None
  -----------------------------                        ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No       .
                                      -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (127,293) of the registrant as of December 3, 1999 was $2,163,981.

The number of shares outstanding of the registrant's common stock as of December 3, 1999 was 638,525.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.


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

Employees

As of December 13, 1999, the Company had approximately 306 employees, of whom 85 were salaried. Hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America.

Other

The success of the Company's business is not dependent upon any material patents, trademarks, licenses, franchises or concessions held by it. The dollar amount spent during each of the last two fiscal years on research activities relating to the development of new products or services or the improvement of existing products or services is deemed by management to be insignificant. The Company's export sales were approximately 10.3% of net sales in Fiscal Year 1999.

Item 2.  PROPERTIES

MRC's manufacturing plant and executive offices are located at 13201 Stephens Road, Warren, Michigan, a suburb of Detroit. There are approximately 150,000 square feet of floor space at the plant, of which 120,000 are devoted to manufacturing. The warehouse and shipping operations encompass approximately 20,000 square feet with the remainder devoted to office and administration purposes. The building, and the 7.5 acre parcel on which it is situated, are owned by MRC subject to an outstanding mortgage in the amount of $2,041,482 at October 31, 1999.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The registrant's common stock is traded over-the-counter. The prices shown for the fiscal years ended October 31, 1999 and 1998 were obtained from a Detroit-area stock brokerage firm that effects transactions of Company stock from time to time. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in the registrant's stock is limited and sporadic and should not be deemed to constitute an established public trading market.

                                Year Ended               Year Ended
                               Oct. 31, 1999            Oct. 31, 1998
                               -------------            -------------
                               Bid      Ask             Bid      Ask
                               -------------            -------------
First quarter                  13       18                8       11
Second quarter                 15       20               11       14
Third quarter                  18       20               11       15
Fourth quarter                 17       20               14       18

As of December 3, 1999, there were approximately 284 holders of record of the common stock of MRC.

The Company paid dividends in Fiscal Year 1999 as follows:

Declared:   December 17, 1998     Paid: January 25, 1999      20(cent)per share
            February 17, 1999           March 29, 1999        12(cent)per share
            May 18, 1999                June 21, 1999         12(cent)per share
            August 25, 1999             September 30, 1999    12(cent)per share

Item 6.  SELECTED FINANCIAL DATA

                                              Year Ended October 31
                                 -----------------------------------------------
                                   1999       1998      1997     1996     1995
                                 -----------------------------------------------
                                     (In thousands, except per share amounts)
Net sales                        $46,269   $45,287   $43,013   $41,597   $39,211

Net earnings                       2,392     2,037     1,527     1,333     1,630

Total assets                      26,675    25,760    22,540    21,300    20,655

Long-term debt                     1,720     2,059     2,531     3,747     4,437

Per share of common stock:

Net earnings                        3.75      3.19      2.39      2.09      2.55

Cash dividends                       .56       .48       .48       .37       .24

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

1999 vs. 1998
Results of Operations

Net sales increased to $46,269,000 in Fiscal Year 1999, a two percent (2%) increase from net sales of $45,287,000 in Fiscal Year 1998. The net profit for Fiscal Year 1999 was $2,392,000 vs. a $2,037,000 profit for Fiscal Year 1998. The growth in sales resulted from a combination of new products and change in product mix. Sales to Ford, General Motors, DaimlerChrysler and their suppliers as a percent to total sales was 90% for both Fiscal Years 1999 and 1998.

Cost of sales as a percentage of net sales was 83% for Fiscal Year 1999 and 84% for the prior year.

Some major cost changes were as follows:

- A reduction of 1.4% for raw material costs due to product mix and changes in types used which amounted to $264,000.

- A reduction of 3.0% for perishable tooling costs due to design changes which amounted to $144,000.

- An increase of 2.9% for plant labor costs due to contractual agreements which amounted to $193,000.

- An increase of 17% for depreciation due to purchases of new and used equipment which amounted to $193,000.

Selling, general and administrative expenditures as a percentage of net sales were 8.2% of sales for Fiscal Year 1999 and 8.3% for Fiscal Year 1998. The dollar amount was an increase of $22,000 from the prior year. This was primarily a result of increased sales commissions, bonus provision and directors fees.

Proceeds received from the sale of obsolete and excess equipment were $155,000 in Fiscal Year 1999 and $696,000 in Fiscal Year 1998.

Interest expense decreased $86,000 from the prior year due to lower average balances in short-term notes and interest rates from the bank. Average outstanding balance in short-term notes in 1999 was $656,000 and for 1998 was $813,000.


Liquidity and Capital Resources

The interest rate on $2,041,000 of the Company's Mortgage and Long Term Equipment Loan Agreements with the Company's lending institution, Comerica Bank, was at .50% below the bank's prime rate. The Revolving Credit available remains at $5,000,000 with the interest rate at equal to 75 basis points below the bank's prime rate. The Company is in compliance with all the covenants of the lending agreement.

The Company's cash increased $7,000 from the beginning of the Fiscal Year 1999. Cash flow from operating activities was $3,208,000 in Fiscal Year 1999, due primarily to earnings and non-cash expenses for depreciation. Cash of $2,843,000 plus proceeds on sale of equipment was used to acquire equipment and pay short and long term debt. Cash of $358,000 was used to pay dividends to shareholders. As of October 31, 1999, the Company had $4,584,000 available under its revolving line of credit. Expenditures for additional equipment during Fiscal year 2000 are presently expected to approximate $2,000,000 which are projected to be financed from cash generated from operations and cash from the revolving credit line.

The Company is continuing to review the costs of all parts and when necessary request price adjustments from our customers. The Company has had some success, about ten percent of current parts, in attaining a few price adjustments. The Company will continue its long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis and, to evaluate all current outside operations. There can be no assurance that the Company's projections will be realized.

Sales to all domestic and foreign customers are quoted at U.S. dollar currency rates, therefore eliminating any foreign currency risks.

YEAR 2000

The Company experienced no system failures or miscalculations as a result of Y2K. The Company is not aware of any failures attributable to the Y2K problem at its customers or suppliers which threaten to have an adverse impact on the Company's business at this time.

Dividends

Dividends totaling fifty-six cents ($.56) per share were paid in Fiscal Year
1999.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of the end of the fiscal year, the Company had no material exposure to market risks related to currency, interest rates or otherwise.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

The information called for by the items within this part is included in the Company's 2000 Proxy Statement, and is incorporated herein by reference, as follows

                             Caption(s) in 2000 Proxy Statement

Item 10.    DIRECTORS AND EXECUTIVE
                  OFFICERS OF THE REGISTRANT.........."Election of Directors"
Item 11.    EXECUTIVE COMPENSATION...................."Executive Compensation"
Item 12.    SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT...."Security Ownership of
                                                        Management"
Item 13.    CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS................"Certain Relationships and
                                                        Related Transactions"

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

          21--Subsidiaries of Registrant

  (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 31, 1999.


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



                                          MICHIGAN RIVET CORPORATION


                                          /s/ William B. Stade
                                          --------------------------------------
                                          William B. Stade
                                          President

                                                  1-21-00
                                          --------------------------------------
                                          Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 21st day of January 2000.



/s/ William B. Stade                      /s/ William P. Lianos
----------------------------              --------------------------------------
William B. Stade                          William P. Lianos
Chairman of the Board,                    Exec. V. P. & Treasurer and Director
President and Director                    (Principal Financial &
                                            Accounting Officer)


/s/ Anthony W. Livorine                   /s/ Clark V. Stevens
----------------------------              --------------------------------------
Anthony W. Livorine                       Clark V. Stevens
Director                                  Director


/s/ Kermit L. Knuppenburg                 /s/ Charles E. Blank
----------------------------              --------------------------------------
Kermit L. Knuppenburg                     Charles E. Blank
Director                                  Director


/s/ Anthony J. Caputo                     /s/ Howard W. Burdett
----------------------------              --------------------------------------
Anthony J. Caputo                         Howard W. Burdett
Director                                  Director


/s/ Earl T. O'Loughlin
----------------------------
Gen. Earl T. O'Loughlin
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1), (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED OCTOBER 31, 1999

                           MICHIGAN RIVET CORPORATION

                                WARREN, MICHIGAN

FORM 10-K--ITEM 14(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES


The following consolidated financial statements of Michigan Rivet Corporation and subsidiaries are included in Item 8:

  Consolidated balance sheets--Years ended October 31, 1999, 1998 and
  1997

  Consolidated statements of operations and retained earnings--Years ended October 31, 1999, 1998 and 1997

  Consolidated statements of cash flows--Years ended October 31, 1999, 1998 and 1997

  Notes to consolidated financial statements--Years ended October 31, 1999, 1998, and 1997


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

                        [PLANTE & MORAN, LLP LETTERHEAD]


                          Independent Auditor's Report



To the Board of Directors and Stockholders
Michigan Rivet Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Michigan Rivet Corporation and subsidiaries as of October 31, 1999, 1998 and 1997 and the related consolidated statements of income and changes in retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Rivet Corporation and subsidiaries at October 31, 1999, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                             Plante & Moran, LLP

Troy, Michigan
December 9, 1999 except for Note 2,
  as to which the date is January 14, 2000

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================

                                                                            Ocotober 31
                                                            -------------------------------------------
                                                                1999           1998            1997
                                                            -----------     -----------     -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                                   $    99,220     $    92,125     $   660,398
     Accounts receivable - Less allowance of
          $50,000 in 1999, 1998 and 1997                      6,004,635       6,575,512       5,687,051

Inventories:
          Finished products                                   2,231,376       1,636,774       1,722,457
          In process                                          3,744,229       3,773,479       2,708,403
          Raw materials                                         865,879         677,551         722,270
                                                            -----------     -----------     -----------

                    Total inventories                         6,841,484       6,087,804       5,153,130

     Deferred federal income taxes (Note 3)                     805,000         647,639         597,639

     Prepaid expenses and other current assets                  232,501         253,734         252,792
                                                            -----------     -----------     -----------

                    Total current assets                     13,982,840      13,656,814      12,351,010

OTHER ASSETS (Notes 3 and 4)                                  1,012,210       1,048,662       1,004,594

PROPERTY, PLANT AND EQUIPMENT
     Land                                                       125,000         125,000         125,000
     Buildings and improvements                               5,947,671       5,656,030       5,435,779
     Machinery and equipment                                 21,767,242      20,515,966      19,455,410
                                                            -----------     -----------     -----------

                    Total property, plant and equipment      27,839,913      26,296,996      25,016,189

     Less accumulated depreciation                           16,160,459      15,242,603      15,831,463
                                                            -----------     -----------     -----------

                    Net carrying amount                      11,679,454      11,054,393       9,184,726
                                                            -----------     -----------     -----------

                    Total assets                            $26,674,504     $25,759,869     $22,540,330
                                                            ===========     ===========     ===========

See Notes to Consolidated Financial Statements.                               19

================================================================================
                                                      CONSOLIDATED BALANCE SHEET

                                                                           October 31
                                                           -------------------------------------------
                                                              1999            1998            1997
                                                           -----------     -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to bank (Note 2)                        $   216,000     $   848,000     $         -
     Accounts payable                                        4,387,141       5,053,695       4,441,194
     Payroll and employees' benefits                         1,634,937       1,431,337       1,121,649
     Other accrued expenses                                    897,628         710,639         602,709
     Current portion of long-term debt (Note 2)                324,026         299,061         369,163
                                                           -----------     -----------     -----------

                    Total current liabilities                7,459,732       8,342,732       6,534,715

LONG-TERM DEBT - Net of current portion (Note 2)             1,720,167       2,058,572       2,531,337

ACCRUED POSTRETIREMENT BENEFITS (Note 4)                     4,068,780       3,967,643       3,813,570

STOCKHOLDERS' EQUITY
     Common stock - $1 par value:
               Authorized - 1,000,000 shares
               Issued and outstanding - 638,525 shares         638,525         638,525         638,525
     Paid-in capital                                           117,403         117,403         117,403
     Retained earnings                                      13,333,964      10,634,994       8,904,780
                                                           -----------     -----------     -----------

                    Total stockholders' equity              14,089,892      11,390,922       9,660,708
                                                           -----------     -----------     -----------
                    Total liabilities and
                         stockholders' equity              $27,338,571     $25,759,869     $22,540,330
                                                           ===========     ===========     ===========

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
CONSOLIDATED STATEMENT OF INCOME AND CHANGES IN RETAINED EARNINGS

                                                                  Year Ended October 31
                                                     ------------------------------------------------
                                                         1999              1998             1997
                                                     ------------      ------------      ------------
NET SALES                                             $ 46,268,939      $ 45,287,313      $ 43,013,303

COSTS AND EXPENSES
     Cost of products sold                              38,624,525        37,929,455        36,790,532
     Selling, administrative and general                 3,782,349         3,760,448         3,585,020
     Interest                                              224,588           310,703           323,853
                                                      ------------      ------------      ------------

                    Total costs and expenses            42,631,462        42,000,606        40,699,405
                                                      ------------      ------------      ------------

INCOME - Before federal income taxes                     3,637,477         3,286,707         2,313,898

FEDERAL INCOME TAXES (Note 3)                            1,245,000         1,250,000           787,000
                                                      ------------      ------------      ------------

NET INCOME                                               2,392,477         2,036,707         1,526,898

RETAINED EARNINGS - Beginning of year                   10,941,487         8,904,780         7,688,951

DIVIDENDS ($.56, $.48 and $.48 per share for the
     years ended October 31, 1999, 1998 and 1997,
     respectively)                                        (357,574)         (306,493)         (311,069)
                                                      ------------      ------------      ------------
RETAINED EARNINGS - End of year                       $ 13,333,964      $ 10,941,487      $  9,215,849
                                                      ============      ============      ============

NET INCOME PER SHARE                                  $       3.75      $       3.19      $       2.39
                                                      ============      ============      ============

See Notes to Consolidated Financial Statements.                               21

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year Ended October 31
                                                                ---------------------------------------------
                                                                    1999             1998            1997
                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $ 2,392,477      $ 2,036,707      $ 1,526,898
     Adjustments to reconcile net income to net cash
          from operating activities:
               Depreciation                                       1,338,448        1,089,390        1,044,186
               Gain on sale of equipment                            (65,850)        (239,236)         (68,354)
               Provision for deferred income taxes                  (87,361)         (65,000)        (355,000)
               Provision for postretirement benefits                101,137          154,073          534,430
               Changes in operating assets and liabilities:
                    (Increase) decrease in accounts
                         receivable                                 570,877         (888,461)         464,024
                    Increase in inventories                        (753,682)        (934,674)        (448,828)
                    Increase in prepaid expenses
                         and other assets                           (12,315)         (30,010)         (85,633)
                    Increase (decrease) in accounts payable
                         and other accrued expenses                (275,964)       1,030,119        1,021,147
                                                                -----------      -----------      -----------

                              Net cash provided by
                                   operating activities           3,207,767        2,152,908        3,632,870

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property, plant and equipment                (2,052,867)      (3,415,595)      (1,428,360)
     Proceeds from sale of equipment                                155,210          695,774          178,500
                                                                -----------      -----------      -----------

                              Net cash used in investing
                                   activities                    (1,897,657)      (2,719,821)      (1,249,860)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (payments) under short-term credit line          (632,000)         848,000                0
     Payments on long-term debt                                    (313,441)        (542,867)      (1,530,915)
     Payment of dividends                                          (357,574)        (306,493)        (311,069)
                                                                -----------      -----------      -----------

                              Net cash used in financing
                                   activities                    (1,303,015)          (1,360)      (1,841,984)
                                                                -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       7,095         (568,273)         541,026

CASH - Beginning of year                                             92,125          660,398          119,372
                                                                -----------      -----------      -----------

CASH - End of year                                              $    99,220      $    92,125      $   660,398
                                                                ===========      ===========      ===========

See Notes to Consolidated Financial Statements.                               22

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Rivet Corporation and subsidiaries (collectively, the "Company"). Upon consolidation, significant intercompany accounts and transactions are eliminated.

         DESCRIPTION OF BUSINESS - The Company is a domestic manufacturer of cold headed steel fasteners, nuts and components, principally for the automotive industry. Sales to General Motors Corporation, Ford Motor Company and Daimler Chrysler Corporation, including their suppliers, are summarized as follows:

                                                1999      1998       1997
                                                ----      ----       ----
         General Motors Corporation              35%        33%       33%
         Ford Motor Company                      40%        41%       39%
         DaimlerChrysler Corporation             15%        16%       19%

         The Company generally does not require collateral from its customers. Credit losses from automobile and related manufacturers have been minimal and within management's expectations.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories (approximately 24 percent, 24 percent and 26 percent of consolidated inventories at October 31, 1999, 1998 and 1997, respectively) and the first-in, first-out (FIFO) method for all other inventories.

         Current cost exceeded the balance sheet carrying amount of LIFO inventories by $415,000, $468,000 and $403,000 in 1999, 1998 and 1997,
         respectively.

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

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997


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

         INCOME TAXES - Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect. A valuation allowance for deferred tax assets would be provided if, in management's judgment, it is more likely than not the benefit of these future tax deductions could not be realized. Current taxes payable or refundable are based on amounts on tax returns for the year.

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

NOTE 2 - DEBT

         Notes payable to bank represent borrowings for working capital purposes under a $5,000,000 short-term revolving line of credit, which is renewed quarterly and bears interest at the lending institution's prime rate less .25 percent (prime was 8.25 percent at October 31, 1999). The weighted average interest rate for 1999, 1998 and 1997 was 8.08 percent, 8.47 percent and 8.59 percent, respectively. Available borrowings under this agreement are based on a percentage of eligible accounts receivable.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997
NOTE  2 - DEBT (CONTINUED)


         Long-term debt consists of obligations:

                                           1999           1998           1997
                                        ----------     ----------     ----------
Mortgage note                           $2,041,483     $2,340,101     $2,580,972
Equipment notes payable                       --             --             --
Other                                        2,710         17,532         30,846
                                        ----------     ----------     ----------

               Total                     2,044,193      2,357,633      2,900,500

               Less current portion        324,026        299,061        369,163
                                        ----------     ----------     ----------

               Long-term portion        $1,720,167     $2,058,572     $2,531,337
                                        ==========     ==========     ==========

         Future maturities on long-term year ending as follows:

                2000                         $   324,026
                2001                             346,259
                2002                             373,140
                2003                             402,108
                2004                             598,660
                                             -----------
                           Total             $ 2,044,193
                                             ===========

         The mortgage note at October 31, 1999 was scheduled to mature on February 1, 2000. On January 14, 2000, the Company refinanced the note at .50 percent below the prime rate. The new mortgage note is payable in monthly installments of $38,627 including interest, and matures April 1, 2005. The amount outstanding at October 31, 1999 has been classified based on the new mortgage terms. The financing agreements include covenants that require minimum levels of working capital, tangible net worth and debt to equity ratios. The agreement also requires the lender's approval before cash dividends may be declared or paid.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997

NOTE 2 - DEBT (CONTINUED)

         As of October 31, 1999, substantially all of the Company's assets were mortgaged or otherwise pledged as collateral for the various debt agreements.

         Cash payments for interest were $233,104, $283,074 and $326,493 in 1999, 1998 and 1997, respectively.

NOTE 3 - FEDERAL INCOME TAXES

         The provision for income tax expense is as follows:

                                          1999             1998             1997
                                      -----------      -----------      -----------
         Current expense              $ 1,332,361      $ 1,315,000      $ 1,142,000
         Deferred benefit                 (87,361)         (65,000)        (355,000)
                                      -----------      -----------      -----------

            Total income tax expense  $ 1,245,000      $ 1,250,000      $   787,000
                                      ===========      ===========      ===========

         Income tax payments          $ 1,280,000      $ 1,275,000      $   905,000
                                      ===========      ===========      ===========

               The details of the net deferred tax asset are as follows:
                                                        1999           1998          1997
                                                     ----------     ----------     ----------
         Deferred tax liabilities - Depreciation     $1,094,058     $  964,164     $  935,465

         Deferred tax assets:
            Employee benefits                         1,596,424      1,562,884      1,549,855
            Inventory valuation                         636,664        479,351        398,524
            Other                                        40,970         14,568         14,725
                                                     ----------     ----------     ----------

               Total deferred tax assets              2,274,058      2,056,803      1,963,104

            Valuation allowance                              --             --             --
                                                     ----------     ----------     ----------
               Net deferred tax asset                $1,180,000     $1,092,639     $1,027,639
                                                     ==========     ==========     ==========

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997


NOTE 3 - FEDERAL INCOME TAXES (CONTINUED)

         The principal components of deferred federal income tax credits are as follows:

                                                      1999           1998          1997
                                                   ---------      ---------      ---------
                  Employee benefits                $ (33,540)     $ (13,029)     $(293,459)
                  Accelerated tax depreciation       129,894         28,699        (27,015)
                  Inventory valuation               (157,313)       (80,827)       (69,675)
                  Other                              (26,402)           157         35,149
                                                   ---------      ---------      ---------

                     Total                         $ (87,361)     $ (65,000)     $(355,000)
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

         A summary of the components of pension income for the union plan follows:

                                                       1999           1998            1997
                                                     ---------      ---------      ---------
         Service cost for benefits earned during
              the period                             $ 110,589      $  89,587      $  82,164
         Interest cost of projected benefit
              obligation                               305,475        299,215        291,878
         Expected return on plan assets               (404,002)      (380,560)      (351,988)
         Amortization of net asset at transition       (56,164)       (56,164)       (56,164)
         Amortization of prior service cost             10,554         10,554         10,554
                                                     ---------      ---------      ---------

                   Net pension income                $ (33,548)     $ (37,368)     $ (23,556)
                                                     =========      =========      =========

         Assumptions used in accounting for the plan were as follows:

                                                    1999     1998      1997
                                                   ------   ------    ------
         Weighted average discount rate             7.5%     6.5%      7.25%
         Expected long-term rate of return on
          assets                                    7.0%     7.0%      7.0%

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997

NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the union plan:

                                                          1999             1998             1997
                                                       -----------      -----------      -----------
         Change in benefit obligation:
              Benefit obligation at beginning
                   of year                             $ 4,796,768      $ 4,272,033      $ 3,818,023
              Service cost                                 110,589           89,587           82,164
              Interest cost                                305,475          299,215          291,878

              Actuarial (gain) loss                       (487,461)         362,675          297,328
              Benefits paid                               (247,821)        (226,742)        (217,360)
                                                       -----------      -----------      -----------

              Benefit obligation at end of year          4,477,550        4,796,768        4,272,033

         Change in plan assets:
              Fair value of plan assets at
                   beginning of year                     6,416,565        6,306,504        5,617,523
              Actual return on assets                      629,067          336,803          906,341
              Benefits paid                               (247,821)        (226,742)        (217,360)
                                                       -----------      -----------      -----------

              Fair value of plan assets at
                   end of year                           6,797,811        6,416,565        6,306,504
                                                       -----------      -----------      -----------

         Funded status:                                  2,320,261        1,619,797        2,034,471
              Unrecognized net asset at transition        (411,960)        (468,124)        (524,288)
              Unrecognized prior service cost              136,673          147,227          157,781
              Unrecognized net gain                     (1,407,764)        (695,238)
                                                       -----------      -----------      -----------
         Net pension asset recognized
              in the consolidated balance sheet        $   637,210      $   603,662      $   566,294
                                                       ===========      ===========      ===========

         Plan assets are invested primarily in pooled equity investment funds, obligations of the U.S. government and its agencies and certain other investments.

         During 1997, the plan was amended to increase the benefit levels resulting in an increase in the unrecognized prior service cost.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997


NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         Certain employees participate in a Company-sponsored savings plan. Under the plan, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. The Company contributed approximately $127,000, $120,000 and $60,000 to this plan in 1999, 1998 and 1997, respectively.

         In 1998, certain employees began participating in a multiemployer defined benefit plan. The Company contributed approximately $82,000 and $70,000 to the plan during the years ended October 31, 1999 and 1998, respectively. The plan allows for withdrawal from the plan, without penalty or future liability, during the first three years of participation.

         POSTRETIREMENT BENEFITS - As discussed in Note 1, the Company provides health care and life insurance benefits for certain retired employees. The Company adopted the provisions of SFAS 106 effective November 1, 1993. The Company elected to recognize the transition obligation over 20 years.

         Subsequent to 1993, the Company and its collective bargaining unit agreed to modifications to the postretirement benefit plan. These modifications primarily related to a cap on future retiree medical insurance benefits and a change in the limit of the Company's subsidy and resulted in a reduction of the accumulated postretirement benefit obligation. This reduction was used to reduce the transition obligation, the balance of which is being recognized prospectively over the remaining amortization period allowed by SFAS 106.

         The Company recognized an expense related to postretirement benefits consisting of service cost, interest cost and transition amortization in 1999, 1998 and 1997, as follows:

                                                             1999           1998          1997
                                                          ---------      ---------      ---------
         Service cost of benefits earned
              during the period                           $ 126,801      $ 119,835      $ 176,150
         Interest cost of projected benefit
              obligation                                    256,447        261,975        347,471
         Amortization of net obligation at transition       211,266        211,266        223,979
         Amortization of net gain                          (190,437)      (213,412)       (10,731)
                                                          ---------      ---------      ---------

                   Total net periodic
                        postretirement benefit cost       $ 404,077      $ 379,664      $ 736,869
                                                          =========      =========      =========

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997

NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         The amounts reported on the consolidated balance sheet at October 31, 1999, 1998 and 1997 were as follows:

                                                        1999             1998             1997
                                                    -----------      -----------      -----------
         Change in benefit obligation:
              Benefit obligation at beginning
                   of year                          $ 3,993,569      $ 4,716,386        4,414,305
              Service cost                              126,801          119,835          176,150
              Interest cost                             256,447          261,975          347,471
              Actuarial gain                           (398,515)        (878,627)         (19,540)
              Benefits paid                            (253,000)        (226,000)        (202,000)
                                                    -----------      -----------      -----------

              Benefit obligation at end of year       3,725,302        3,993,569        4,716,386

         Unrecognized net obligation
              at transition                          (2,274,376)      (2,485,642)      (2,696,908)
         Unrecognized net gain                        2,867,854        2,659,716        1,994,092
                                                    -----------      -----------      -----------

                        Accrued postretirement
                             benefit cost           $ 4,318,780      $ 4,167,643        4,013,570
                                                    ===========      ===========      ===========

         The Company has not funded any portion of its accumulated postretirement benefit obligation except for benefits being paid as incurred by participants. The Company's estimate of the current portion of this accrued benefit is shown as a current liability.

         The significant actuarial assumptions used to determine the cost to the Company at October 31, 1999 are as follows:

Discount rate                                     7.50%

Health care trend rates - Medical                 Approximately 8.7% per annum grading
                                                  down to 5.5% in 2005 and all years
                                                  thereafter

Health care trend rates - Prescription            Approximately 10.70% per annum
                                                  grading down to 5.5% in 2005 and all
                                                  years thereafter

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 OCTOBER 31, 1999, 1998 AND 1997


NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         A 1.0 percent increase in the health care trend rate assumptions would increase the October 31, 1999 accumulated postretirement benefit obligation by 1.0 percent and would increase the aggregate of the 1999 service and interest cost components of the net periodic postretirement benefit cost by 1.4 percent.

NOTE 5 - CONTINGENCIES

         The Company is self-insured for purposes of workers' compensation insurance. Under the plan, the Company has specific stop-loss insurance for occurrences exceeding $300,000 per individual claim. The Company's authority for self-insurance is renewed yearly by the State of Michigan on January 1. The Company currently has a standby letter of credit of $200,000 pledged for potential future claims. Workers' compensation claims totaled approximately $292,000, $351,000 and $301,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         A summary of the fair values of financial instruments, as well as the methods and significant assumptions used to estimate fair values, is as follows:

         SHORT-TERM FINANCIAL INSTRUMENTS - The fair values of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate the carrying amounts in the accompanying consolidated financial statements due to the short maturity of such instruments.

         LONG-TERM DEBT - The fair value of long-term debt approximates the carrying amount based on the current borrowing rates offered for such instruments since the current rates reflect market rates.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
                    COL. A                 COL. B                        COL. C                      COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (2) Charged
                                          Balance at         (1) Charged         to Other
                                         Beginning of        to Costs and       Accounts-         Deductions-       Balance at
                  DESCRIPTION               Period             Expenses          Describe          Describe        End of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended October 31, 1999:
     Valuation allowance for              $ 50,000              $ (66,817)                        A $(66,817)      $   50,000
       accounts receivable
     Reserve for inventory                 870,000                312,000                                           1,182,000
                                          --------              ---------                           --------       ----------
       obsolescence
          TOTALS                          $920,000              $ 245,183                           $(66,817)      $1,232,000
                                          ========              =========                           ========       ==========

Year Ended October 31, 1998:
     Valuation allowance for              $ 50,000              $ 189,592                         A $189,592       $   50,000
       accounts receivable
     Reserve for inventory                 790,000                 80,000                                             870,000
                                          --------              ---------                           --------       ----------
       obsolescence
          TOTALS                          $840,000              $ 269,592                           $189,592       $  920,000
                                          ========              =========                           ========       ==========

Year Ended October 31, 1997:
     Valuation allowance for              $ 50,000              $  51,874                         A $ 51,874       $   50,000
       accounts receivable
     Reserve for inventory                 663,000                127,000                                             790,000
                                          --------              ---------                           --------       ----------
       obsolescence
          TOTALS                          $713,000              $ 178,874                           $ 51,874       $  840,000
                                          ========              =========                           ========       ==========

A - Represents uncollectible accounts charged off, net of recoveries.

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
    21                        Subsidiaries of Registrant
    27                        Financial Data Schedule