Form 10-Q
period 2000-01-31
MICHIGAN RIVET CORP
filed 2000-02-18
CIK 65666

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


For Quarter ended January 31, 2000

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

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of January 31, 2000, close of the period covered by this report.

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

October 31, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                            ASSETS
                                                                 January 31,              October 31,
                                                                    2000                     1999
                                                                ------------              -----------
Current Assets:
  Cash............................................              $    66,882               $    99,220
  Accounts receivable, less allowance of $50,000..                5,134,447                 6,004,636
  Inventories.....................................                6,830,484                 6,841,484
  Deferred federal income taxes...................                  805,000                   805,000
  Prepaid expenses and other current assets.......                  224,863                   232,500
                                                                ------------              ------------
                        TOTAL CURRENT ASSETS......               13,061,676                13,982,840

Other Assets......................................                1,012,210                 1,012,210

Property, Plant and Equipment.....................               28,750,532                27,839,912
  Less accumulated depreciation...................               16,499,458                16,160,458
                                                                ------------              ------------
                                                                 12,251,074                11,679,454
                                                                ------------              ------------
                                                                $26,324,960               $26,674,504
                                                                ============              ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................              $ 1,476,000               $   216,000
  Accounts payable................................                3,866,062                 4,568,961
  Payroll and employees benefits..................                  597,345                 1,602,458
  Other accrued expenses..........................                  619,110                   750,998
  Current maturities of long-term debt............                  321,315                   321,315
                                                                ------------              ------------
                         TOTAL CURRENT LIABILITIES                6,879,832                 7,459,732

Long-Term Debt....................................                1,644,844                 1,720,167

Accrued Retiree Health Liability..................                4,113,540                 4,068,780

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............                  638,525                   638,525
  Other capital...................................                  117,403                   117,403
  Retained earnings...............................               12,930,816                12,669,897
                                                                ------------              ------------
                                                                 13,686,744                13,425,825
                                                                ------------              ------------
                                                                $26,324,960               $26,674,504
                                                                ============              ============

See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)

                                                Three Months Ended
                                                     January 31
                                              --------------------------
                                                 2000           1999
                                              ----------    ------------

Net sales ..........................       $10,327,184       $10,654,801

Cost and expenses:
  Cost of products sold ............         8,872,872         9,087,298
  Selling, administrative
         and general expenses.......           773,806           863,234
  Interest expense .................            53,341            67,931
                                           -----------       -----------
                                             9,700,019        10,018,463
                                           -----------       -----------
         Income before
            income taxes ...........           627,165           636,338

Income taxes .......................           213,000           217,000
                                           -----------       -----------
         Net Income ................       $   414,165       $   419,338
                                           ===========       ===========


Net income per share ...............       $       .65       $       .66
                                           ===========       ===========

Dividends per share ................       $       .24       $       .20
                                           ===========       ===========


See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)


                                                                        Three Months Ended
                                                                            January 31
                                                                   ----------------------------
                                                                       2000            1999
                                                                   -----------      -----------
OPERATING ACTIVITIES

  Net income .............................................       $   414,165        $   419,338
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation ....................................           339,000            315,150
         Accrued retiree health liability ................            44,760             46,698
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable .........................           870,189          1,389,466
             Inventories .................................            11,000            239,000
             Prepaid expenses and other current assets ...             7,637               (814)
             Accounts payable & other accrued expenses ...        (1,837,190)        (2,009,090)
                                                                 -----------        -----------
                  NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES ..................          (150,439)           399,748

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment ...........          (910,620)          (304,982)

FINANCING ACTIVITIES
  Net proceeds from short-term debt ......................         1,262,711            127,000
  Payments on long-term debt .............................           (75,323)           (75,505)
  Dividends ..............................................          (153,245)          (127,705)
                                                                 -----------        -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES ............................         1,028,721            (76,210)
                                                                 -----------        -----------
                  INCREASE (DECREASE) IN CASH ............           (32,338)            18,556

Cash at beginning of period ..............................            99,220             92,125
                                                                 -----------        -----------
                  CASH AT END OF PERIOD ..................       $    66,882        $   110,681
                                                                 ===========        ===========


See notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS

MICHIGAN RIVET CORPORATION

Results of Operations


Net sales for the quarter ended January 31, 2000 of $10,327,000 decreased

$328,000, or 3%, from the sales reported in the comparable period a year ago.

The decrease in sales resulted from the slower than projected start up of new business and a slower than expected production in one plant. The net profit for the quarter ended January 31, 2000 was $414,000 vs. a profit of $419,000 in the comparable period a year ago.



The increase in cost of sales percentage for the current fiscal year quarter is due to lower volume along with an increase in manufacturing costs for labor and tooling.



Selling, general, and administrative expenses have decreased to 7.5% of sales as compared to 8.1% for the previous year comparable period. This decrease resulted from lower single business income taxes, sales commissions and administrative salaries.



Interest expense decreased $15,000 due primarily to lower short-term borrowing during the period. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.



Liquidity and Capital Resources



The Company has short-term credit lines aggregating $5,000,000. At January 31,

2000, $1,476,000 was borrowed on this facility. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates
that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 2000.



YEAR 2000



The Company experienced no system failures or miscalculations as a result of

Y2K. The Company is not aware of any failure attributable to the Y2K problem and its customers or suppliers which threaten to have any adverse impact on the

Company's business at this time.



PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /S/ William P. Lianos
   ---------------------
   William P. Lianos

   President and Treasurer
   (Principal Financial & Accounting Officer)


Date 2-17-00
     ------------------

                                Exhibit Index
                                -------------

Exhibit No.                     Description
-----------                     -----------
    27                          Financial Data Schedule