Form 10-Q
period 2000-04-30
MICHIGAN RIVET CORP
filed 2000-05-25
CIK 65666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                         SECURITIES EXCHANGE ACT of 1934


For Quarter ended April 30, 2000

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

There were 638,525 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 2000, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            ASSETS
                                                                                 April 30,                October 31,
                                                                                    2000                     1999
                                                                                -----------              -------------
Current Assets:
  Cash............................................                              $   355,302               $    99,220
  Accounts receivable, less allowance of $50,000..                                6,848,131                 6,004,636
  Inventories.....................................                                6,337,484                 6,841,484
  Deferred federal income taxes...................                                  870,000                   805,000
  Prepaid expenses and other current assets.......                                  209,277                   232,500
                                                                                -----------               -----------
                       TOTAL CURRENT ASSETS.......                               14,620,194                13,982,840

Other Assets......................................                                1,012,210                 1,012,210

Property, Plant and Equipment.....................                               29,765,765                27,839,912
  Less accumulated depreciation...................                               16,599,688                16,160,458
                                                                                -----------               -----------
                                                                                 13,166,077                11,679,454
                                                                                -----------               -----------
                                                                                $28,798,481               $26,674,504
                                                                                ===========               ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................                              $ 2,133,000               $   216,000
  Accounts payable................................                                5,217,782                 4,568,961
  Payroll and employee benefits...................                                  506,599                 1,602,458
  Other accrued expenses..........................                                  576,360                   750,998
  Current maturities of long-term debt............                                  321,315                   321,315
                                                                                -----------               -----------
                       TOTAL CURRENT LIABILITIES                                  8,755,056                 7,459,732

Long-Term Debt....................................                                1,608,192                 1,720,167

Accrued Retiree Health Liability..................                                4,148,129                 4,068,780

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 638,525 shares.............                                  638,525                   638,525
  Other capital...................................                                  117,403                   117,403
  Retained earnings...............................                               13,531,176                12,669,897
                                                                                -----------               -----------
                                                                                 14,287,104                13,425,825
                                                                                -----------               -----------
                                                                                $28,798,481               $26,674,504
                                                                                ===========               ===========


See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (UNAUDITED)




                                                   Three Months Ended                         Six Months Ended
                                                         April 30                                 April 30
                                                   -----------------------             ---------------------------
                                                      2000        1999                      2000          1999
                                                   ----------   ----------             ------------   ------------
Net sales.....................................    $11,716,646  $12,494,045              $22,043,830   $23,148,846

Cost and expenses:
  Cost of products sold.......................      9,924,527   10,498,406               18,797,399    19,585,704
  Selling, administrative
         and general expenses.................        687,445      909,036                1,461,251     1,772,270
  Interest expense............................         78,691       64,922                  132,032       132,853
                                                  -----------  -----------              -----------    ----------
                                                   10,690,663   11,472,364               20,390,682    21,490,827
                                                  -----------  -----------              -----------    ----------
         Income before
           income taxes.......................      1,025,983    1,021,681                1,653,148     1,658,019

Income taxes..................................        349,000      346,000                  562,000       563,000
                                                  -----------  -----------              -----------   -----------
         Net Income ..........................    $   676,983  $   675,681              $ 1,091,148   $ 1,095,019
                                                  ===========  ===========              ===========   ===========

Net Income per share .........................       $   1.06     $   1.05                 $   1.71      $   1.71
                                                     ========     ========                 ========      ========

Dividends per share...........................       $    .12     $    .12                 $    .36      $    .32
                                                     ========     ========                 ========      ========



See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS (UNAUDITED)



                                                                                            Six Months Ended
                                                                                                April 30
                                                                                  ----------------------------------

                                                                                     2000                   1999
                                                                                  -----------             ----------

OPERATING ACTIVITIES
  Net income ..............................................                       $1,091,148              $ 1,095,019
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation......................................                          695,000                  632,300
         Accrued retiree health liability..................                           79,349                   87,976
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable...........................                         (843,495)                 571,648
             Inventories...................................                          504,000                  507,000
             Prepaid expenses and other current assets.....                          (41,777)                   7,644
             Accounts payable & other accrued expenses.....                         (618,966)              (1,019,692)
                                                                                  ----------              -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES....................                          865,259                1,881,895

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment.............                       (2,181,623)                (683,392)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt...............                        1,914,289                 (848,000)
  Payments on long-term debt...............................                         (111,975)                (154,407)
  Dividends paid...........................................                         (229,868)                (204,328)
                                                                                  ----------              -----------
                  NET CASH USED IN FINANCING
                   ACTIVITIES..............................                        1,572,446               (1,206,735)
                                                                                  ----------              -----------
                  INCREASE (DECREASE) IN CASH..............                          256,082                   (8,232)

Cash at beginning of period................................                           99,220                   92,125
                                                                                  ----------              -----------
                  CASH AT END OF PERIOD....................                       $  355,302              $    83,893
                                                                                  ==========              ===========


See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 2000 of $11,717,000 decreased $777,000, or 6% from the sales reported in the comparable period a year ago. The decrease in sales resulted from lower orders and delay of start up of a few new jobs by our customers. The net profit for the quarter ended April 30, 2000 was $677,000 vs. a net profit of $676,000 in the comparable period a year ago.

The cost of sales percentage was 84.7% for the current fiscal year quarter vs. 84.0% in the comparable period a year ago. This increase was due to the lower production volume and an increase in some manufacturing costs.

Selling, general and administrative expenses were 5.9% of sales for this period and 7.3% for the previous year comparable period. This was due to a refund on past Single Business Taxes and lower provision for employee bonus plans.

Interest expense increased $14,000 due primarily to the greater short-term borrowing.

For the first six months of 2000, net sales of $22,044,000 were 4.8% lower than the same period in 1999, due primarily to lower release schedules from our customers. The net profit for the first six months of 2000 was $1,091,000 vs. a net profit of $1,095,000 in the comparable period a year ago. The cost of sales was 85.3% as compared to 84.6% for the prior year. This was primarily due to higher cost of medical insurance and some increased manufacturing tooling costs.


Financial Condition

Liquidity and Capital Resources

The Company has short-term credit lines aggregating $5,000,000. At April 30, 2000, $2,133,000 was outstanding. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt and pay dividends. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2000, the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Clark V. Stevens, William B. Stade, Charles E. Blank, William P. Lianos, Anthony W. Livorine, Kermit L. Knuppenburg, Anthony J. Caputo, Gen. Earl T. O'Loughlin and Howard W. Burdett to the Company's Board of Directors. In the election of Mr. Stevens, 592,929 total votes were cast in favor and 6,022 votes were cast against or withheld. In addition, there were 39,574 abstentions and 0 broker non-voters. In the election of Mr. Stade, Mr. Blank, Mr. Lianos, and Mr. Knuppenburg, 593,039 total votes were cast in favor and 5,912 votes were cast against or withheld for each nominee. In addition, there were 39,574 abstentions and 0 broker non-voters for each nominee. In the election of Mr. Livorine, 592,939 total votes were cast in favor and 6,012 votes were cast against or withheld. In addition, there were 39,574 abstentions and 0 broker non-voters. In the election of Mr. Caputo and Mr. Burdett, 592,919 total votes were cast in favor and 6,032 votes were cast against or withheld for each nominee. In addition, there were 39,574 abstentions and 0 broker non-voters for each nominee. In the election of Gen. O'Loughlin, 592,819 total votes were cast in favor and 6,132 votes were cast against or withheld. In addition, there were 39,574 abstentions and 0 broker non-voters.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By  William P. Lianos
  -------------------------------------
   William P. Lianos


President and Treasurer
   (Principal Financial & Accounting Officer)


Date 5-25-00
     ---------------------

                                 Exhibit Index
                                 -------------

Exhibit No.                Description
-----------                -----------
     27                    Financial Data Schedule
