Form 10-Q
period 2000-07-31
MICHIGAN RIVET CORP
filed 2000-08-25
CIK 65666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE

                         SECURITIES EXCHANGE ACT of 1934


For Quarter ended July 31, 2000

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

                      13201 Stephens Road; Warren, MI 48089
                 ----------------------------------------------
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


There were 641,375 outstanding shares of the registrant's common stock, $1.00 par value, as of July 31, 2000, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            ASSETS
                                                                                                July 31,                 October 31,
                                                                                                  2000                     1999
                                                                                              ------------               -----------
Current Assets:
  Cash .......................................................................                $   269,831                $    99,220
  Accounts receivable, less allowance of $50,000 .............................                  5,431,438                  6,004,636
  Inventories ................................................................                  5,758,484                  6,841,484
  Deferred federal income taxes ..............................................                    855,000                    805,000
  Prepaid expenses and other current assets ..................................                    252,488                    232,500
                                                                                              -----------                -----------
                                    TOTAL CURRENT ASSETS .....................                 12,567,241                 13,982,840

Other Assets .................................................................                  1,012,210                  1,012,210

Property, Plant and Equipment ................................................                 30,351,894                 27,839,912
  Less accumulated depreciation ..............................................                 16,943,266                 16,160,458
                                                                                              -----------                -----------
                                                                                               13,408,628                 11,679,454
                                                                                              -----------                -----------
                                                                                              $26,988,079                $26,674,504
                                                                                              ===========                ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank ......................................................                $ 1,800,000                $   216,000
  Accounts payable ...........................................................                  3,371,793                  4,568,961
  Payroll and employee benefits ..............................................                    504,161                  1,602,458
  Other accrued expenses .....................................................                    667,645                    750,998
  Current maturities of long-term debt .......................................                    321,315                    321,315
                                                                                              -----------                -----------
                                    TOTAL CURRENT LIABILITIES ................                  6,664,914                  7,459,732

Long-Term Debt ...............................................................                  1,534,415                  1,720,167

Accrued Retiree Health Liability .............................................                  4,189,827                  4,068,780

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 641,375 shares ........................................                    641,375                    638,525
  Other capital ..............................................................                    174,488                    117,403
  Retained earnings ..........................................................                 13,783,060                 12,669,897
                                                                                              -----------                -----------
                                                                                               14,598,923                 13,425,825
                                                                                              -----------                -----------
                                                                                              $26,988,079                $26,674,504
                                                                                              ===========                ===========


See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended                         Nine Months Ended
                                                                      July 31                                  July 31
                                                          -------------------------------           --------------------------------
                                                             2000                 1999                 2000                 1999
                                                          -----------          ----------           -----------          -----------
Net sales ......................................          $10,218,769          $11,195,010          $32,262,599          $34,343,856

Cost and expenses:
  Cost of products sold ........................            8,753,821            9,450,287           27,551,220           29,035,991
  Selling, administrative
         and general expenses ..................              872,701            1,014,389            2,333,952            2,786,659
  Interest expense .............................               93,398               50,877              225,430              183,730
                                                          -----------          -----------          -----------          -----------
                                                            9,719,920           10,515,553           30,110,602           32,006,380
                                                          -----------          -----------          -----------          -----------
         Income before
           income taxes ........................              498,849              679,457            2,151,997            2,337,476

Income taxes ...................................              170,000              232,000              732,000              795,000
                                                          -----------          -----------          -----------          -----------
         Net Income ............................          $   328,849          $   447,457          $ 1,419,997          $ 1,542,476
                                                          ===========          ===========          ===========          ===========

Net Income per share ...........................          $       .51          $       .71          $      2.22          $      2.42
                                                          ===========          ===========          ===========          ===========

Dividends per share ............................          $       .12          $       .12          $       .48          $       .44
                                                          ===========          ===========          ===========          ===========


See notes to condensed consolidated financial statements.

STATEMENT OF SHAREHOLDERS' EQUITY

                                                        Common Stock
                                               -----------------------------         Additional
                                                 Shares                               Paid in           Retained
                                               Outstanding          Amount            Capital           Earnings          Total
                                               -----------        ----------         ----------        -----------     -----------
Balance, November 1, 1998 ..............           638,525        $   638,525        $   117,403       $10,634,994     $11,390,922

Net income, nine months ended
   July 31, 1999 .......................                                                                 1,542,476       1,542,476

Dividends, nine months ended
   July 31, 1999 .......................                                                                  (280,951)       (280,951)
                                                                                                       -----------     -----------

Balance, July 31, 1999 .................           638,525            638,525            117,403        11,896,519      12,652,447
                                               -----------        -----------        -----------       -----------     -----------
Balance, November 1, 1999 ..............           638,525            638,525            117,403        12,669,897      13,425,825
Net income, nine months ended
   July 31, 2000 .......................                                                                 1,419,997       1,419,997

Dividends, nine months ended
   July 31, 2000 .......................                                                                  (306,834)       (306,834)

Common Stock issued ....................             2,850              2,850             57,085                            59,935
                                               -----------        -----------        -----------       -----------     -----------
Balance, July 31, 2000 .................           641,375        $   641,375        $   174,488       $13,783,060     $14,598,923
                                               ===========        ===========        ===========       ===========     ===========



See notes to condensed consolidated financial statements.

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                             July 31
                                                                                                ------------------------------------
                                                                                                   2000                     1999
                                                                                                -----------             ------------
OPERATING ACTIVITIES
  Net income .......................................................................            $ 1,419,997             $ 1,542,476
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation ..............................................................              1,059,500                 958,000
         Accrued retiree health liability ..........................................                121,047                 129,365
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable ...................................................                573,198               1,931,616
             Inventories ...........................................................              1,083,000                (447,000)
             Prepaid expenses and other current assets .............................                (69,988)                (19,585)
             Accounts payable & other accrued expenses .............................             (2,376,108)             (1,507,250)
                                                                                                -----------             -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES ............................................              1,810,646               2,587,622

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment .....................................              2,788,674               1,162,867

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt .......................................              1,584,000                (848,000)
  Payments on long-term debt .......................................................               (188,463)               (234,324)
  Dividends paid ...................................................................               (306,833)               (280,951)
  New stock issued .................................................................                 59,935
                                                                                                -----------             -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES ......................................................              1,148,639              (1,363,275)
                                                                                                -----------             -----------
                  INCREASE (DECREASE) IN CASH ......................................                170,611                  61,480

Cash at beginning of period ........................................................                 99,220                  92,125
                                                                                                -----------             -----------
                  CASH AT END OF PERIOD ............................................            $   269,831             $   153,605
                                                                                                ===========             ===========


See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended July 31, 2000 of $10,219,000 decreased $976,000, or 8.7% from the sales reported in the comparable period a year ago. The decrease in sales is a result of lower orders and delay of start up of a few new jobs by our customers. The net profit for the quarter ended July 31, 2000 was $329,000 vs. a net profit of $447,000 in the comparable period a year ago.

The cost of sales percentage was 85.7% for the current fiscal year quarter vs. 84.4% in the comparable period a year ago. This increase was due to a combination of lower volume and some increases in manufacturing costs.

The selling, general and administrative expense decrease was primarily due to lower bonus accruals and Single Business Tax refund. The percent to sales also decreased from 9.01% to 8.54% for year 2000.

Interest expense increased $42,521 due primarily to greater short-term borrowing during the period and an increase in rates. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

For the first nine months of 2000, net sales of $32,263,000 were 6.1% lower than the same period in 1999, due primarily to lower release schedules from our customers. The decrease in gross profit resulted primarily from higher maintenance, tooling, and BCBS premiums offset in part by lower workers' compensation and freight costs. The net profit for the first nine months of 2000 was $1,420,000 vs. a net profit of $1,542,000 in the comparable period a year ago.

Liquidity and Capital Resources

The Company has short-term credit lines aggregating $5,000,000. At July 31, 2000, $1,800,000 were borrowed on this facility for new plant equipment. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 2000.

Recent Developments

On June 28, 2000, the Company announced that it had retained TM Capital Corp., a private New York investment banking firm, as its financial advisor in connection with the evaluation of the Company's strategic alternatives. The Board of Directors of the Company have asked TM Capital Corp. to provide advice on how best to maximize the value of the Company for its shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

At the end of the quarter covered by this report, the Company had no material exposure to market risks from instruments related to currency, interest rates or otherwise.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
   ---------------------
   William P. Lianos

   President and Treasurer
   (Principal Financial & Accounting Officer)


Date  8-24-00
      ----------------------------

                                 Exhibit Index
                                 -------------



Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule