Form 10-K405
period 2000-10-31
MICHIGAN RIVET CORP
filed 2001-01-25
CIK 65666

                                                                       CONFORMED


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

          X       Annual Report Pursuant to Section 13 or 15(d)
        -----          of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2000
                          Commission file number 0-6056

                Transition report pursuant to Section 13 or 15(d)
        -----        of the Securities Exchange Act of 1934

               For the transition period from         to
                                             ---------  --------

                           MICHIGAN RIVET CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                             38-1887153
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                             Identification No.)

13201 Stephens Road, Warren, Michigan                              48089
-------------------------------------                            ----------
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
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by nonaffiliates (127,293) of the registrant as of December 4, 2000 was $2,673,153.

The number of shares outstanding of the registrant's common stock as of December 4, 2000 was 641,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.

Throughout this document, when we refer to "we," "us," "our" and "ours," we are referring to Michigan Rivet Corporation and our wholly owned subsidiary, The McLaughlin Company. When we wish to refer to Michigan Rivet Corporation separately from The McLaughlin Company, we use "MRC" and when we wish to refer to The McLaughlin Company separately from Michigan Rivet Corporation, we use "McL."

PART I

Item 1.  BUSINESS

We were organized as a Michigan corporation in 1969.

MRC manufactures steel fasteners, principally rivets and hinge pins, which are, in general, sold as original equipment to the automotive industry. The fasteners range in size from a diameter of 1/8 of an inch to 5/8 of an inch and are manufactured to customers' designs and specifications through wire drawing, cold extrusion, cold heading and certain secondary machining operations.

McL manufactures a wide variety of specialized steel nuts, nut and washer assemblies and special fasteners which are sold as original equipment to the automotive industry and as standard products to a wide variety of manufacturers. The nuts range in size up to 1 inch across the flats and are manufactured through cold extrusion, cold heading, stamping, tapping and certain other secondary operations.

Our business is entirely within a single industry segment.

Manufacturing and Machining Operations

MRC purchases pickled and lubricated cold rolled steel rod ranging in diameter from 7/32 of an inch to 45/64 of an inch. Charter Steel and Baron Steel are our primary sources for raw material with a normal six week availability. The steel rod we buy is forced through a wire drawer consisting of one or more dies, each of a smaller diameter than the preceding die. This converts the rod into cold rolled wire.

The cold rolled wire is then fed into a cold header, either directly or after being forced through another wire drawer attached to the header. In the header the wire is first cut into slugs, which may vary in length from 1/4 of an inch to approximately five inches. The slugs are then forced or "hit" into one or more dies to produce formed steel parts. Our cold headers generally cut and force or "hit" the slugs to size at rates of 60 to 300 "hits" per minute. The steel rod and wire used in our drawing and heading operations is kept at room temperature. This is why the process is called "cold" heading.

Some of our fasteners require secondary machining operations, which include drilling, broaching, annealing (to soften the part), tumbling (to remove burrs and other irregularities), trimming, pointing, grooving, thread-rolling, knurling and assembly. Outside suppliers perform other secondary operations on some of our products, such as plating and heat-treating.

McL's operations are very similar to MRC's. Instead of purchasing cold rolled steel rod and converting it into wire through the drawing process, McL purchases the wire in a form ready to be fed into a cold header, principally from Super Steel Treating Company. McL also purchases coiled flat stock, which is used in presses to manufacture floating cage nuts, clinch nuts, and washers for the nut and washer assemblies.

While MRC's manufacturing process produces little waste, McL's process produces slugs from the nut forming operation, offal from stampings and turnings from tapping. Besides tapping, McL performs other secondary operations such as washing, tumbling, locking and staking. All of our products are subjected to quality control review through the various stages of production.

We believe that we are in substantial compliance with all existing laws and regulations pertaining to protection of the environment and we do not anticipate that continued compliance will have any material effect on us or our operations.

Customers and Marketing

The Industry Information, which includes the names of our major customers, set forth in Note 1 to the consolidated financial statements included in Item 8 of this report, is incorporated into this discussion by reference. The loss of any major domestic automobile producer as a customer would have a materially adverse effect upon our business.

The production of motor vehicles is generally reduced during July and August of each year while retooling occurs to accommodate design changes for the next model year. To this extent, the automotive industry, upon which we are primarily dependent for our business, can be characterized as seasonal in nature. However, our production of automotive parts reflects, in large part, periodic releases against customers' purchase orders that are usually spaced throughout the automotive industry's model year (July to July). A majority of our orders are in the form of blanket purchase orders (some covered under long-term contracts), which allows us to manufacture in advance of releases knowing the product is salable for the current model year. The nature of releases against open orders make it impossible to determine the value of backlog orders.

We sell our fasteners primarily through our own salaried personnel sales staff and, to a lesser extent, through independent manufacturers' representatives compensated on a commission basis. We also market through national distribution centers acting as distributors for standard products and agents for specialized products.

Competition

We operate in a highly competitive industry. We cannot estimate our relative position in the general automotive parts industry. There are a number of cold heading and cold extrusion companies in Michigan which supply the automotive industry with parts similar to those produced by us and which are larger and have greater resources than we do. We must also compete with domestic and foreign companies which manufacture similar parts for the automobile industry by methods other than cold heading and cold extrusion. There is no dominant supplier in our segment of the industry. Additionally, the three major domestic automobile manufacturers have equipment in some of their plants which they use to manufacture similar parts for themselves by cold heading and other methods.

Quality and price are the major factors in supplying parts to the automotive industry. Quality indexes must be maintained to be a viable source, and to date, we have been able to compete successfully with other sources of the automotive parts which we make. While we do not believe that we are in danger of losing any significant portion of our business to these automotive customers, we cannot represent that certain parts now made by us may not in the future be made by one of our competitors, some by the methods employed by us.

Employees

As of December 18, 2000, we had approximately 238 employees, of whom 66 were salaried. Hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America.

Other

The success of our business is not dependent upon any material patents, trademarks, licenses, franchises or concessions held by us. The dollar amount we spent during each of the last three fiscal years on research activities relating to the development of new products or services or the improvement of existing products or services is not significant. Our export sales were approximately 8.6% of net sales in Fiscal Year 2000.


Item 2.  PROPERTIES

MRC's manufacturing plant and executive offices are located at 13201 Stephens Road, Warren, Michigan, a suburb of Detroit. There are approximately 150,000 square feet of floor space at the plant, of which 120,000 are devoted to manufacturing. The warehouse and shipping operations encompass approximately 20,000 square feet with the remainder devoted to office and administration purposes. The building, and the 7.5 acre parcel on which it is situated, are owned by MRC subject to an outstanding mortgage in the amount of $1,781,976 at October 31, 2000.

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

We own all of our manufacturing plant and equipment and we believe that all such plant and equipment is well maintained and suited for the purposes intended. We have adequate manufacturing capacity for current operations and excess capacity for future growth.

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock is traded over-the-counter. We obtained the prices shown for the fiscal years ended October 31, 2000 and 1999 from a Detroit-area stock brokerage firm that effects transactions in our stock from time to time. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in our stock is limited and sporadic and should not be considered to constitute an established public trading market.


                   Year Ended                 Year Ended
                 Oct. 31, 2000              Oct. 31, 1999
                 -------------              -------------
                 Bid      Ask               Bid      Ask
                 ---      ---               ---      ---

First quarter    14 1/8   18                13       18
Second quarter   14       19                15       20
Third quarter    18       25                18       20
Fourth quarter   17 1/2   22                17       20

As of December 4, 2000, there were approximately 271 holders of record of our common stock.

We paid dividends in Fiscal Year 2000 as follows:


Declared:    December 16, 1999         Paid: January 24, 2000         24(cent)per share
             February 16, 2000               March 29, 2000           12(cent)per share
             May 16, 2000                    June 23, 2000            12(cent)per share
             August 24, 2000                 September 29, 2000       12(cent)per share


Item 6.  SELECTED FINANCIAL DATA


                                                            Year Ended October 31
                                       --------------------------------------------------------------
                                              2000       1999        1998       1997      1996
                                       --------------------------------------------------------------
                                                   (In thousands, except per share amounts)


Net sales                                   $43,123    $46,269      $45,287    $43,013   $41,597

Net earnings                                  1,891      2,392        2,037      1,527     1,333

Total assets                                 27,404     26,675       25,760     22,540    21,300

Long-term debt                                1,466      1,720        2,059      2,531     3,747

Per share of common stock:

Net earnings per share                         2.95       3.75         3.19       2.39      2.09

Cash dividends per share                        .60        .56          .48        .48       .37




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of our financial condition and results of operations. You should read this discussion in conjunction with the consolidated financial statements.

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may vary materially from what is expressed or forecast in the forward-looking statements. These risks include the risk of a sales slowdown in the automotive industry; continued consolidation among automotive suppliers resulting in competitors with larger capitalization and financial resources than we have; a corresponding move by OEMs and tier 1 suppliers to consolidate their supplier bases so as to have fewer suppliers; a reliance on larger suppliers with capacity to supply diverse components and systems; and the general risk of an economic slowdown in the American economy. For further information on these risks, see "Other Aspects" below.

The forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update the forward-looking statements made in this report or otherwise.

2000 vs. 1999
Results of Operations

Our net sales were $43,123,000 in Fiscal Year 2000, a six point eight percent (6.8%) decrease from our net sales of $46,269,000 in Fiscal Year 1999. Our net profit for Fiscal Year 2000 was $1,891,000 vs. a $2,392,000 profit for Fiscal Year 1999. The reduction in sales resulted from a combination of lower volume of release against customer purchase orders along with a start up delay on a few new products from our customers. Sales to Ford, General Motors, DaimlerChrysler and their suppliers as a percent to total sales was 90% for both Fiscal Years 2000 and 1999.

Cost of sales as a percentage of net sales was 84.5% for Fiscal Year 2000 and 83.5% for the prior year.

Some major cost changes were as follows:

- A reduction of $631,000, or 7.7%, for raw material costs due to product mix and changes in types used.

- An increase of $81,000, or 4.6%, for perishable tooling costs due to design changes.

- An increase of $71,000, or 14.5%, for plant building and equipment maintenance costs.

- An increase of $89,000, or 6.9%, for depreciation due to purchases of new and used equipment.

- An increase of $165,000, or 11.0%, for medical insurance coverage due to higher medical and drug costs.

Our selling, general and administrative expenditures as a percentage of our net sales were 8.1% of sales for Fiscal Year 2000 and 8.2% for Fiscal Year 1999. The dollar amount decreased $301,000 in Fiscal Year 2000 from the prior year. This primarily resulted from lower bonus provision for salaried employees.

We received proceeds from the sale of obsolete and excess equipment of $180,000 in Fiscal Year 2000 and $155,000 in Fiscal Year 1999.

Our interest expense increased $81,000 in Fiscal Year 2000 from the prior year due to higher average balances in short-term notes from the bank. The average outstanding balance in our short-term notes for 2000 was $1,626,000 and for 1999 was $656,000.

Liquidity and Capital Resources

The interest rate on $1,782,000 of our Mortgage and Long Term Equipment Loan Agreements with our lending institution, Comerica Bank, was at .50% below the bank's prime rate. The maximum amount of our Revolving Credit Line remains at $5,000,000 with the interest rate equal to 75 basis points below the bank's prime rate. We are in compliance with all of the covenants of the lending agreement.

Our cash decreased $80,000 from the beginning of the Fiscal Year 2000. Our cash flow from operating activities was $3,057,000 in Fiscal Year 2000, due primarily to earnings and non-cash expenses for depreciation. We used cash of $2,920,000, including proceeds on sale of equipment, to acquire equipment. We used cash of $384,000 to pay dividends to shareholders. As of October 31, 2000, we had $4,415,000 available under our revolving line of credit. Expenditures for additional equipment during Fiscal year 2001 are presently expected to approximate $1,000,000 which are projected to be financed from cash generated from operations and cash from the revolving credit line.

We are continuing to review the costs of all parts when price adjustments are requested from our customers. We have had little success in avoiding price adjustments. We will continue our long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis and, to evaluate all current outside operations. There can be no assurance that our projections will be realized due to the expected slow down in the automotive industry. We will attempt to make necessary cost adjustments to remain profitable.

We quote our sales to all domestic and foreign customers in U.S. dollar currency rates, therefore eliminating any foreign currency risks.

Dividends

We paid dividends to our shareholders totaling sixty cents ($.60) per share in Fiscal Year 2000.

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

Liquidity and Capital Resources

The interest rate on $2,041,000 of our Mortgage and Long Term Equipment Loan Agreements with our lending institution, Comerica Bank, was at .50% below the bank's prime rate. The Revolving Credit available remains at $5,000,000 with the interest rate equal to 75 basis points below the bank's prime rate. We are in compliance with all the covenants of the lending agreement.

Our cash increased $7,000 from the beginning of the Fiscal Year 1999. Cash flow from operating activities was $3,208,000 in Fiscal Year 1999, due primarily to earnings and non-cash expenses for depreciation. Cash of $2,843,000 plus proceeds on sale of equipment was used to acquire equipment and pay short and long term debt. Cash of $358,000 was used to pay dividends to shareholders. As of October 31, 1999, we had $4,584,000 available under our revolving line of credit. Expenditures for additional equipment during Fiscal year 2000 are presently expected to approximate $2,000,000 which are projected to be financed from cash generated from operations and cash from the revolving credit line.

We are continuing to review the costs of all parts and when necessary request price adjustments from our customers. We have had some success, about ten percent of current parts, in attaining a few price adjustments. We will continue our long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis and, to evaluate all current outside operations. There can be no assurance that our projections will be realized.

Sales to all domestic and foreign customers are quoted at U.S. dollar currency rates, therefore eliminating any foreign currency risks.

YEAR 2000

We experienced no system failures or miscalculations as a result of Y2K. We are not aware of any failures attributable to the Y2K problem at our customers or suppliers which threaten to have an adverse impact on our business at this time.

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

Liquidity and Capital Resources

The interest rate on $2,340,000 of our Mortgage and Long Term Equipment Loan Agreements with our lending institution, Comerica Bank, was at the bank's prime rate. The Revolving Credit available remains at $5,000,000 with the interest rate equal to 25 basis points below the bank's prime rate. We are in compliance with all the covenants of the lending agreement.

Our cash decreased $568,000 from the beginning of the Fiscal Year 1998. Cash flow from operating activities was $2,153,000 in Fiscal Year 1998, due primarily to earnings, non-cash expenses for depreciation and accrued post-retirement benefits. Cash of $3,110,000 was used to acquire equipment and pay short and long term debt. Cash of $306,000 was used to pay dividends to shareholders. As of October 31, 1998, we had $3,952,000 available under our revolving line of credit. Expenditures for additional equipment during Fiscal year 1999 are presently expected to approximate $2,300,000 which are projected to be financed from cash generated from operations and cash from the revolving credit line.

We are continuing to review the costs of all parts and when necessary request price adjustments from our customers. We have had some success, about ten percent, in attaining a few price adjustments. We will continue our long range capital improvements plan to upgrade major production equipment on an orderly, as needed basis and, to evaluate all current outside operations. There can be no assurance that our projections will be realized.

Sales to all domestic and foreign customers are quoted at U.S. dollar currency rates, therefore eliminating any foreign currency risks.

Dividends

Dividends totaling forty-eight cents ($.48) per share were paid in Fiscal Year 1998.

Impact of Inflation

We maintain data on our costs which allows us to monitor the impact of changes due in part to inflation and also to other factors such as technological change. Periodically, usually on a part-by-part basis, we review increases in costs and, to the extent allowed by our customers and permitted by competition, we pass these along as price increases. This will usually occur during the customers' annual bid process on all of their projected parts.

We are party to an agreement with one of our major customers which requires automatic price decreases in future contract years. Although this provision will prevent us from passing along increases in costs related to the project, we believe that we will be able to absorb any such increases due to increased production efficiencies currently planned.

We continue to monitor controllable costs in the areas of labor, raw material, work-in-process and finished goods inventory, as well as other suppliers of goods or services so that assets are used more productively and margins are improved.

Other Aspects

The volatility of the domestic automotive industry and our reliance on this important customer base for sales causes the reported information not to be necessarily indicative of our future operating results or future financial condition, and may increase the risk that forward-looking statements may prove inaccurate. Industry analysts and our customers have predicted a slowdown in sales for the United States automotive market for calendar year 2001. We expect that such a slowdown would result in lower volumes of releases against purchase orders from our customers, possible slowdown in introduction of new products by original equipment manufacturers, and requests from customers for price reductions. Any of these developments could negatively affect our revenues and income. In December 2000, DaimlerChrysler announced that it would attempt to impose a unilateral reduction of 5% in all prices paid to suppliers commencing in calendar year 2001. We are not tier 1 with DaimlerChrysler but expect some of our customers to request similar reductions. We will review, as always, part by part and customer, if we can extend price reductions. The fastener industry's response will have a significant impact on the ability of DaimlerChrysler to extract these price concessions from suppliers of fasteners. If all the requests are accepted by the fastener industry, we would expect to lose a portion of this work.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of the end of the fiscal year, we had no material exposure to market risks related to currency, interest rates or otherwise.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

The information called for by the items within this part is included in our 2001 Proxy Statement, and is incorporated herein by reference, as follows

                       Caption(s) in 2001 Proxy Statement

Item 10.   DIRECTORS AND EXECUTIVE
                    OFFICERS OF THE REGISTRANT..........."Election of Directors"
Item 11.   EXECUTIVE COMPENSATION......................."Executive Compensation"
Item 12.   SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND MANAGEMENT......"Security Ownership of
                                                            Management"
Item 13.   CERTAIN RELATIONSHIPS AND
                    RELATED TRANSACTIONS.............."Certain Relationships and
                                                           Related Transactions"

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

           21--Subsidiaries of Registrant

  (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended October 31, 2000.


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



                                              MICHIGAN RIVET CORPORATION


                                              /s/ William P. Lianos
                                              ----------------------------------
                                              William P. Lianos
                                              President and Treasurer

                                               1-24-01
                                              ----------------------------------
                                              Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 24th day of January 2001.


/s/ William B. Stade                          /s/ William P. Lianos
------------------------------                ----------------------------------
William B. Stade                              William P. Lianos
Chairman of the Board                         President, Treasurer and Director
and Director                                    (Principal Financial &
                                                 Accounting Officer)


/s/ Anthony W. Livorine                       /s/ Clark V. Stevens
------------------------------                ----------------------------------
Anthony W. Livorine                           Clark V. Stevens
Director                                      Director


/s/ Kermit L. Knuppenburg                     /s/ Charles E. Blank
------------------------------                ----------------------------------
Kermit L. Knuppenburg                         Charles E. Blank
Director                                      Director


/s/ Anthony J. Caputo                         /s/ HW Burdett
------------------------------                ----------------------------------
Anthony J. Caputo                             Howard W. Burdett
Director                                      Director


/s/ Earl T. O'Loughlin
------------------------------
Gen. Earl T. O'Loughlin
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1), (2), and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED OCTOBER 31, 2000

                           MICHIGAN RIVET CORPORATION

                                WARREN, MICHIGAN

FORM 10-K--ITEM 14(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES


The following consolidated financial statements of Michigan Rivet Corporation and subsidiaries are included in Item 8:

  Consolidated balance sheets--Years ended October 31, 2000, 1999 and 1998

  Consolidated statements of stockholders' equity--Years ended October 31, 2000, 1999 and 1998

  Consolidated statements of income--Years ended October 31, 2000, 1999 and 1998

  Consolidated statements of cash flows--Years ended October 31, 2000, 1999 and 1998

  Notes to consolidated financial statements--Years ended October 31, 2000, 1999, and 1998


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

[PLANTE & MORAN, LLP LETTERHEAD]


                          Independent Auditor's Report



To the Board of Directors and Stockholders
Michigan Rivet Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Michigan Rivet Corporation and subsidiaries as of October 31, 2000, 1999 and 1998 and the related consolidated statements of changes in stockholders' equity, income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Rivet Corporation and subsidiaries at October 31, 2000, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                       /s/ Plante & Moran, LLP



Auburn Hills, Michigan
December 11, 2000

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================

                                                                                     October 31
                                                             --------------------------------------------------------
                                                                 2000                 1999                  1998
                                                             ------------        -------------       ----------------

                    ASSETS

CURRENT ASSETS
 Cash                                                        $     18,949        $     99,220        $     92,125
 Accounts receivable - Less allowance of $50,000
   in 2000, 1999 and 1998                                       6,523,119           6,004,635           6,575,512

 Inventories:
   Finished products                                            1,848,188           2,231,376           1,636,774
   In process                                                   3,541,984           3,744,229           3,773,479
   Raw materials                                                  340,337             865,879             677,551
                                                             ------------        ------------        ------------
                    Total inventories                           5,730,509           6,841,484           6,087,804

 Deferred federal income taxes (Note 3)                           760,000             805,000             647,639

 Prepaid expenses and other current assets                        201,460             232,501             253,734
                                                             ------------        ------------        ------------
                    Total current assets                       13,234,037          13,982,840          13,656,814

OTHER ASSETS (Notes 3 and 4)                                      846,434           1,012,210           1,048,662

PROPERTY, PLANT AND EQUIPMENT
 Land                                                             125,000             125,000             125,000
 Buildings and improvements                                     6,185,361           5,947,671           5,656,030
 Machinery and equipment                                       24,263,354          21,767,242          20,515,966
                                                             ------------        ------------        ------------
                    Total property, plant and equipment        30,573,715          27,839,913          26,296,996

 Less accumulated depreciation                                 17,249,748          16,160,459          15,242,603
                                                             ------------        ------------        ------------
                    Net carrying amount                        13,323,967          11,679,454          11,054,393
                                                             ------------        ------------        ------------
                    Total assets                             $ 27,404,438        $ 26,674,504        $ 25,759,869
                                                             ============        ============        ============

See Notes to Consolidated Financial Statements.

================================================================================
                                                      CONSOLIDATED BALANCE SHEET

                                                                                October 31
                                                             ------------------------------------------------
                                                                   2000            1999             1998
                                                             ---------------   ------------   ---------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank (Note 2)                                $    585,000   $    216,000   $   848,000
  Accounts payable                                                 4,446,958      4,387,141      5,053,695
  Payroll and employees' benefits                                  1,091,936      1,634,937      1,431,337
  Other accrued expenses                                             433,946        897,628        710,639
  Current portion of long-term debt (Note 2)                         315,770        324,026        299,061
                                                                ------------   ------------   ------------
                 Total current liabilities                         6,873,610      7,459,732      8,342,732

LONG-TERM DEBT - Net of current portion (Note 2)                   1,466,206      1,720,167      2,058,572

ACCRUED POSTRETIREMENT BENEFITS (Note 4)                           4,071,957      4,068,780      3,967,643


STOCKHOLDERS' EQUITY
  Common stock - $1 par value:
     Authorized - 1,000,000 shares
     Issued and outstanding - 641,375 shares, 638,525
        shares, and 638,525 shares for the years ended
     October 31, 2000, 1999  and 1998, respectively                  641,375        638,525        638,525

  Paid-in capital                                                    174,489        117,403        117,403
  Retained earnings                                               14,176,801     12,669,897     10,634,994
                                                                ------------   ------------   ------------

                 Total stockholders' equity                       14,992,665     13,425,825     11,390,922



                                                                ------------   ------------   ------------

                 Total liabilities and stockholders' equity     $ 27,404,438   $ 26,674,504   $ 25,759,869
                                                                ============   ============   ============

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                      Common Stock                                                Total
                                               --------------------------     Paid-in          Retained       Stockholders'
                                                 Shares          Amount       Capital          Earnings          Equity
                                               ---------      ------------  ------------     ------------     -------------

BALANCE - November 1, 1997                       638,525        $ 638,525     $ 117,403      $  8,904,780     $  9,660,708

Net income                                             -                -             -         2,036,707        2,036,707

Dividends paid ($.48/share)                            -                -             -          (306,493)        (306,493)
                                                --------        ---------     ---------      ------------     ------------

BALANCE - October 31, 1998                       638,525          638,525       117,403        10,634,994       11,390,922

Net income                                             -                -             -         2,392,477        2,392,477

Dividends paid ($.56/share)                            -                -             -          (357,574)        (357,574)
                                                --------        ---------     ---------      ------------     ------------

BALANCE - October 31, 1999                       638,525          638,525       117,403        12,669,897       13,425,825

Net income                                             -                -             -         1,890,703        1,890,703

Dividends paid ($.60/share)                            -                -             -          (383,799)        (383,799)

Issuance of common stock                           2,850            2,850        57,086                 -           59,936
                                                --------        ---------     ---------      ------------     ------------

BALANCE - October 31, 2000                       641,375        $ 641,375     $ 174,489      $ 14,176,801     $ 14,992,665
                                                ========        =========     =========      ============     ============


See Notes to Consolidated Financial Statements.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                                CONSOLIDATED STATEMENT OF INCOME



                                                                        Year Ended October 31
                                                          ---------------------------------------------------

                                                               2000               1999                1998
                                                          ------------        ------------      -------------

NET SALES                                                 $ 43,122,793        $ 46,268,939       $ 45,287,313

COSTS AND EXPENSES
 Cost of products sold                                      36,435,503          38,624,525         37,929,455
 Selling, administrative and general                         3,481,278           3,782,349          3,760,448
 Interest                                                      305,309             224,588            310,703
                                                          ------------        ------------       ------------

              Total costs and expenses                      40,222,090          42,631,462         42,000,606
                                                          ------------        ------------       ------------
INCOME - Before federal income taxes                         2,900,703           3,637,477          3,286,707

FEDERAL INCOME TAXES (Note 3)                                1,010,000           1,245,000          1,250,000
                                                          ------------        ------------       ------------

NET INCOME                                                 $ 1,890,703         $ 2,392,477        $ 2,036,707
                                                           ===========         ===========        ===========

EARNINGS PER SHARE                                         $      2.95         $      3.75        $      3.19
                                                           ===========         ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     639,841             638,525            638,525
                                                           ===========         ===========        ===========

See Notes to Consolidated Financial Statements.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                          Year Ended October 31
                                                            --------------------------------------------------
                                                                2000               1999              1998
                                                            ------------      ------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 1,890,703        $ 2,392,477        $ 2,036,707
   Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation                                            1,370,796          1,338,448          1,089,390
      Gain on sale of equipment                                 (94,919)           (65,850)          (239,236)
      Provision for deferred income taxes                       230,000            (87,361)           (65,000)
      Provision for postretirement benefits                      78,177            101,137            154,073
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts
            receivable                                         (518,484)           570,877           (888,461)
         (Increase) decrease in inventories                   1,110,975           (753,682)          (934,674)
         (Increase) decrease in prepaid expenses
            and other assets                                     11,817            (12,315)           (30,010)
         Increase (decrease) in accounts payable
            and other accrued expenses                       (1,021,866)          (275,964)         1,030,119
                                                            -----------        -----------        -----------

                     Net cash provided by operating
                        activities                            3,057,199          3,207,767          2,152,908

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property, plant and equipment              (3,099,907)        (2,052,867)        (3,415,595)
   Proceeds from sale of equipment                              179,517            155,210            695,774
                                                            -----------        -----------        -----------

                     Net cash used in investing activities   (2,920,390)        (1,897,657)        (2,719,821)


CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) under short-term credit line         369,000           (632,000)           848,000
   Issuance of common stock                                      59,936                  -                  -
   Payments on long-term debt                                  (262,217)          (313,441)          (542,867)
   Payment of dividends                                        (383,799)          (357,574)          (306,493)
                                                             ----------         ----------         ----------

                     Net cash used in financing activities     (217,080)        (1,303,015)            (1,360)

NET INCREASE (DECREASE) IN CASH                                 (80,271)             7,095           (568,273)

CASH - Beginning of year                                         99,220             92,125            660,398
                                                            -----------        -----------        -----------

CASH - End of year                                          $    18,949        $    99,220        $    92,125
                                                            ===========        ===========        ===========


See Notes to Consolidated Financial Statements.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998



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

         DESCRIPTION OF BUSINESS - The Company is a domestic manufacturer of cold headed steel fasteners, nuts and components, principally for the automotive industry. Sales to General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation, including their suppliers, are summarized as follows:


                                              2000         1999         1998
                                              ----         ----         ----

         General Motors Corporation            38%         35%           33%
         Ford Motor Company                    38%         40%           41%
         DaimlerChrysler Corporation           14%         15%           16%



         The Company generally does not require collateral from its customers. Credit losses from automobile and related manufacturers have been minimal and within management's expectations.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories (approximately 21 percent, 24 percent and 24 percent of consolidated inventories at October 31, 2000, 1999 and 1998, respectively) and the first-in, first-out
         (FIFO) method for all other inventories.

         Current cost exceeded the balance sheet carrying amount of LIFO inventories by $385,000, $415,000 and $468,000 in 2000, 1999 and
         1998, respectively.

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

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998



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

         EARNINGS PER SHARE - Earnings per share is based on the weighted average number of shares outstanding in each period.

         RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - DEBT

         Notes payable to bank represent borrowings for working capital purposes under a $5,000,000 short-term revolving line of credit, which is renewed quarterly and bears interest at the lending institution's prime rate less .75 percent (prime was 9.5 percent at October 31, 2000). The weighted average interest rate for 2000, 1999 and 1998 was 8.37 percent, 8.08 percent and 8.47 percent, respectively. Available borrowings under this agreement are based on a percentage of eligible accounts receivable.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998



NOTE 2 - DEBT (CONTINUED)

         Long-term debt consists of the following obligations:



                                                                        2000                  1999                  1998
                                                                    ------------          -----------          -----------

         Mortgage note                                              $ 1,781,976           $ 2,041,483          $ 2,340,101
         Other                                                               -                  2,710               17,532
                                                                    ------------          -----------          -----------

                               Total                                  1,781,976             2,044,193            2,357,633

                               Less current portion                     315,770               324,026              299,061
                                                                    ------------          -----------          -----------
                               Long-term portion                    $ 1,466,206           $ 1,720,167          $ 2,058,572
                                                                    ============          ===========          ===========


         Future maturities on long-term debt for each year ending October 31 are as follows:



                               2001                      $   315,770
                               2002                          345,596
                               2003                          378,016
                               2004                          413,476
                               2005                          329,118
                                                         -----------
                                          Total          $ 1,781,976
                                                         ===========

         The mortgage note is payable in monthly installments of $38,627 including interest at .50 percent below the prime rate, and matures April 1, 2005. The financial agreements include covenants that require minimum levels of working capital, tangible net worth and debt to equity ratios. The agreement also requires the lender's approval before cash dividends may be declared or paid.

         As of October 31, 2000, substantially all of the Company's assets were mortgaged or otherwise pledged as collateral for the debt agreement.

         Cash payments for interest were $302,787, $233,104 and $283,074 in 2000, 1999 and 1998, respectively.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998


NOTE 3 - FEDERAL INCOME TAXES

         The provision for income tax expense is as follows:

                                                                 2000               1999                 1998
                                                             -----------         -----------         ------------

         Current expense                                     $   780,000         $ 1,332,361         $ 1,315,000
         Deferred expense (benefit)                              230,000             (87,361)            (65,000)
                                                             -----------         -----------         -----------

                   Total income tax expense                  $ 1,010,000         $ 1,245,000         $ 1,250,000
                                                             ===========         ===========         ===========
         Income tax payments                                 $ 1,330,000         $ 1,280,000         $ 1,275,000
                                                             ===========         ===========         ===========

         The details of the net deferred tax asset are as follows:

                                                                 2000               1999                 1998
                                                             -----------         -----------         ------------
         Deferred tax liabilities - Depreciation             $ 1,308,593         $ 1,094,058         $   964,164

         Deferred tax assets:
           Employee benefits                                   1,595,232           1,596,424           1,562,884
           Inventory valuation                                   640,760             636,664             479,351
           Other                                                  22,601              40,970              14,568
                                                             -----------         -----------         -----------

                   Total deferred tax assets                   2,258,593           2,274,058           2,056,803

         Valuation allowance                                          -                   -                   -
                                                             -----------         -----------         -----------

                   Net deferred tax asset                    $   950,000         $ 1,180,000         $ 1,092,639
                                                             ===========         ===========         ===========

         The principal components of deferred federal income tax expense are as follows:


                                                                 2000               1999                 1998
                                                             -----------         -----------         ------------
         Employee benefits                                   $     1,192           $ (33,540)          $ (13,029)
         Accelerated tax depreciation                            214,535             129,894              28,699
         Inventory valuation                                      (4,096)           (157,313)            (80,827)
         Other                                                    18,369             (26,402)                157
                                                             -----------           ---------           ---------
                   Net deferred tax expense (benefit)        $   230,000           $ (87,361)          $ (65,000)
                                                             ===========         ===========         ===========


MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998


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

         A summary of the components of pension income for the union plan follows:



                                                                        2000              1999             1998
                                                                     ----------        ----------       ----------

         Service cost for benefits earned during                     $ 104,431         $ 110,589        $  89,587
            the period                                                 353,772           305,475          299,215
         Interest cost of projected benefit obligation                (434,941)         (404,002)        (380,560)
         Expected return on plan assets                                (56,164)          (56,164)         (56,164)
         Amortization of net asset at transition                       (19,155)               -                -
         Amortization of unrecognized gain                              32,833            10,554           10,554
         Amortization of prior service cost                          ---------         ---------        ---------

                           Net pension income                        $ (19,224)        $ (33,548)       $ (37,368)
                                                                     =========         =========        =========

         Assumptions used in accounting for the plan were as follows:


                                                                        2000               1999              1998
                                                                     ----------        ----------       ----------
         Weighted average discount rate                                  7.5%              7.5%             6.5%
         Expected long-term rate of return on
             assets                                                      7.0%              7.0%             7.0%


MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998



NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the union plan:




                                                                        2000              1999               1998
                                                                    -----------       -----------        -----------
         Change in benefit obligation:
            Benefit obligation at beginning of year                 $ 4,477,550       $ 4,796,768        $ 4,272,033
            Service cost                                                104,431           110,589             89,587
            Interest cost                                               353,772           305,475            299,215
            Actuarial (gain) loss and benefit change                    371,413          (487,461)           362,675
            Benefits paid                                              (276,720)         (247,821)          (226,742)
                                                                    -----------       -----------        -----------
            Benefit obligation at end of year                         5,030,446         4,477,550          4,796,768

            Change in plan assets:
               Fair value of plan assets at
                    beginning of year                                 6,797,811         6,416,565          6,306,504
               Actual return on assets                                  451,464           629,067            336,803
               Benefits paid                                           (276,720)         (247,821)          (226,742)
                                                                    -----------       -----------        -----------
            Fair value of plan assets at
                 end of year                                          6,972,555         6,797,811          6,416,565
                                                                    -----------       -----------        -----------

         Funded status:                                               1,942,109         2,320,261          1,619,797
            Unrecognized net asset at transition                       (355,796)         (411,960)          (468,124)
            Unrecognized prior service cost                             463,875           136,673            147,227
            Unrecognized net gain                                    (1,393,754)       (1,407,764)          (695,238)
                                                                    -----------       -----------        -----------

         Net pension asset recognized
            in the consolidated balance sheet                       $   656,434       $   637,210        $   603,662
                                                                    ===========       ===========        ==========

         Plan assets are invested primarily in pooled equity investment funds, obligations of the U.S. government and its agencies and certain other investments.

         During 2000, the plan benefit levels were changed resulting in an increase to prior service cost and total benefit obligation of $360,035.

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998


NOTE 4 - RETIREMENT BENEFITS (CONTINUED)


         Certain employees participate in a Company-sponsored savings plan. Under the plan, the Company contributes a defined amount to individual employee accounts based on the respective employee's contribution. The Company contributed approximately $66,000, $127,000 and $120,000 to this plan in 2000, 1999 and 1998, respectively.

         In 1998, certain employees began participating in a multiemployer defined benefit plan. The Company contributed approximately $79,000, $82,000 and $70,000 to the plan during the years ended October 31, 2000, 1999 and 1998, respectively. The plan allows for withdrawal from the plan, without penalty or future liability, during the first three years of participation.

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

         The Company recognized an expense related to postretirement benefits consisting of service cost, interest cost and transition amortization in 2000, 1999 and 1998, as follows:



                                                                        2000             1999              1998
                                                                    ------------      -----------       ---------

         Service cost of benefits earned during the period            $ 109,233        $ 126,801       $ 119,835
         Interest cost of projected benefit obligation                  278,941          256,447         261,975
         Amortization of net obligation at transition                   211,266          211,266         211,266
         Amortization of net gain                                      (207,412)        (190,437)       (213,412)
                                                                      ---------        ---------       ---------
                 Total net periodic postretirement
                      benefit cost                                    $ 392,028        $ 404,077       $ 379,664
                                                                      =========        =========       =========


MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998



NOTE 4 - RETIREMENT BENEFITS (CONTINUED)


         The amounts reported on the consolidated balance sheet at October 31, 2000, 1999 and 1998 were as follows:


                                                                      2000             1999              1998
                                                                 ------------      -----------       ---------


         Change in benefit obligation:
            Benefit obligation at beginning
                of year                                          $ 3,725,302       $ 3,993,569        $ 4,716,386
            Service cost                                             109,233           126,801            119,835
            Interest cost                                            278,941           256,447            261,975
            Actuarial (gain) loss                                     17,894          (398,515)          (878,627)
            Benefits paid                                           (313,851)         (253,000)          (226,000)
                                                                 -----------       -----------        -----------

         Benefit obligation at end of year                         3,817,519         3,725,302          3,993,569

         Unrecognized net obligation
            at transition                                         (2,063,110)       (2,274,376)        (2,485,642)
         Unrecognized net gain                                     2,642,548         2,867,854          2,659,716
                                                                 -----------       -----------        -----------

                            Accrued postretirement
                                benefit cost                     $ 4,396,957       $ 4,318,780        $ 4,167,643
                                                                 ===========       ===========        ===========



         The Company has not funded any portion of its accumulated postretirement benefit obligation except for benefits being paid as incurred by participants. The Company's estimate of the current portion of this accrued benefit is shown as a current liability.

         The significant actuarial assumptions used to determine the cost to the Company at October 31, 2000 are as follows:



         Discount rate                                 7.50%

         Health care trend rates - Medical             Approximately 8.2% per annum grading down to 5.5% in 2005 and all years thereafter

         Health care trend rates - Prescription        Approximately 9.80% per annum grading down to 5.5% in 2005 and all years thereafter

                                                                              30

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                OCTOBER 31, 2000, 1999, AND 1998


NOTE 4 - RETIREMENT BENEFITS (CONTINUED)

         A 1.0 percent increase in the health care trend rate assumptions would increase the October 31, 2000 accumulated postretirement benefit obligation by 1.0 percent and would increase the aggregate of the 2000 service and interest cost components of the net periodic postretirement benefit cost by 1.2 percent.

NOTE 5 - CONTINGENCIES

         The Company is self-insured for purposes of workers' compensation insurance. Under the plan, the Company has specific stop-loss insurance for occurrences exceeding $300,000 per individual claim. The Company's authority for self-insurance is renewed yearly by the State of Michigan on January 1. The Company currently has a standby letter of credit of $200,000 pledged for potential future claims. Workers' compensation claims totaled approximately $258,000, $292,000 and $351,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

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

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------

             COL. A                  COL. B                           COL. C                      COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION             Balance at             (1) Charged       (2) Charged        Deductions-         Balance at
                                  Beginning of           to Costs and        to Other           Describe          End of Period
                                     Period                Expenses          Accounts-
                                                                             Describe
------------------------------------------------------------------------------------------------------------------------------------

Year Ended October 31, 2000:

     Valuation allowance for      $   50,000             $  17,598                            A $ 17,598          $    50,000
       accounts receivable
     Reserve for inventory         1,182,000               103,000                                                  1,285,000
       obsolescence               ----------             ---------                              --------          -----------

          TOTALS                  $1,232,000             $ 120,598                              $ 17,598          $ 1,335,000
                                  ==========             =========                              ========          ===========

Year Ended October 31, 1999:

     Valuation allowance for      $   50,000             $ (66,817)                           A $(66,817)         $    50,000
       accounts receivable
     Reserve for inventory           870,000               312,000                                                  1,182,000
       obsolescence               ----------             ---------                              --------          -----------

          TOTALS                  $  920,000             $ 245,183                              $(66,817)         $ 1,232,000
                                  ==========             =========                              ========          ===========

Year Ended October 31, 1998:

     Valuation allowance for      $   50,000             $ 189,592                           A  $189,592          $    50,000
       accounts receivable
     Reserve for inventory           790,000                80,000                                                    870,000
       obsolescence               ----------             ---------                              --------          -----------

          TOTALS                  $  840,000             $ 269,592                              $189,592           $  920,000
                                  ==========             =========                              ========          ===========



A - Represents uncollectible accounts charged off, net of recoveries.

                                 Exhibit Index


Exhibit No.                             Description

   21                                   Subsidiaries of Registrant

EXHIBIT 21--SUBSIDIARIES OF REGISTRANT

MICHIGAN RIVET CORPORATION AND SUBSIDIARIES



Information with respect to registrant's subsidiaries is set forth below:

Name:  The McLaughlin Company

State of incorporation:  Michigan

Percentage owned by registrant:  100%



Name:  Rivmac Distribution, Inc.

State of incorporation:  Michigan

Percentage owned by registrant:  100%