Form 10-K405/A
period 2000-10-31
MICHIGAN RIVET CORP
filed 2001-02-27
CIK 65666

                                                                       CONFORMED


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


          X        Annual Report Pursuant to Section 13 or 15(d)
         ---       of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2000
                                             ----------------
                          Commission file number 0-6056
                                                 ------

               Transition report pursuant to Section 13 or 15(d)
         ---        of the Securities Exchange Act of 1934

                 For the transition period from        to
                                               --------  --------

                           MICHIGAN RIVET CORPORATION
            ---------------------------------------------------------
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

Yes  X   No    .
    ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

The aggregate market value of the voting stock held by nonaffiliates (127,293) of the registrant as of December 4, 2000 was $2,673,153.

The number of shares outstanding of the registrant's common stock as of December 4, 2000 was 641,375.

The Company's Report on Form 10-K for the fiscal year ending October 31, 2000, as filed January 25, 2001, is amended to add the following Items 10, 11, 12 and 13.

PART III

Item 10.  Directors and Executive Officers of the Registrant

ELECTION OF DIRECTORS

         Nine directors will be elected at the Company's 2001 Annual Meeting of Shareholders, each to hold office until the following Annual Meeting of Shareholders or until his or her successor is elected and has qualified. The following table sets forth information regarding the nine nominees for election to the Board of Directors. All of the nominees are currently directors of the Company, elected at the 2000 Annual Shareholder's Meeting and have served as directors since first elected as such.


                                                                        Director
Name and Age                        Principal Occupation      Continuously Since
------------                        --------------------      ------------------

William B. Stade, 63                Chairman of the Board             1971

Clark V. Stevens, 67                Attorney at Law, Clark V.         1974
                                    Stevens, P.C., St. Clair
                                    Shores, Michigan

Charles E. Blank, 63                Chief Executive Officer,          1977
                                    Air-Way Manufacturing,
                                    Olivet, Michigan,
                                    manufacturer of steel
                                    fittings for
                                    hydraulic systems

Kermit L. Knuppenburg,              Vice President, Select Sales,        1994
59                                  Inc., Mt. Clemens, Michigan, a
                                    manufacturer's representative;
                                    Vice Chairman of the Board of
                                    the Company

William P. Lianos, 64               President, Treasurer and             1993
                                    Chief Executive Officer of the
                                    Company

Anthony W. Livorine, 73             Retired Vice President of            1993
                                    Sales, Textron, Townsend
                                    Division

Anthony J. Caputo, 57               President, Caputo Brosnan,           1994
                                    P.C. Warren, Michigan,
                                    attorneys

Howard W. Burdett, 61               Principal, Northwoods                1999
                                    Financial Center Oscoda,
                                    Michigan

Gen. Earl T. O'Loughlin,            General (Retired),                   1999
70                                  United States Air Force

         All of the nominees have been engaged in the principal occupation listed above for at least the last five years except as follows:

         William B. Stade became Chairman of the Board effective August 1996. He served as President of the Company from 1992 until February 16, 2000, when he resigned as President due to health reasons.

         William P. Lianos served as Executive Vice President and Chief Operating Officer of the Company from February, 1994 until February 16, 2000. Following the resignation of Mr. Stade as President of the Company on February 16, 2000, the Board of Directors elected Mr. Lianos as President and Treasurer of the Company.

         Clark V. Stevens is affiliated with Clark V. Stevens, Professional Corporation, which provided services to the Company during the fiscal year ended October 31, 2000, and the Company expects to retain such firm to perform legal services during the current fiscal year.

         Howard W. Burdett has been a principal of Northwoods Financial Center, Oscoda, Michigan, since September, 1996. Northwoods Financial Center provides investment advisory and investment management services. From September, 1994 to August, 1996, Mr. Burdett was Vice President and Treasurer of Aluminum Company of America. From July, 1993 to August, 1994, Mr. Burdett was President and Chief Executive Officer of Dorinco Reinsurance Company.

         General Earl T. O'Loughlin, USAF, has been a director of Amcast Industrial Corp., a New York Stock Exchange listed company, since December, 1987. General O'Loughlin, retired, was the Commander of the United States Air Force Logistics Command at Wright-Patterson AFB, Ohio, from September, 1984 until August, 1987. General O'Loughlin is also chairman of the Board of Directors of Huron Community Bank, East Tawas, Michigan and a director of Straits Corp., Bay City, Michigan and Aeronca Aerospace Corp., Middletown, Ohio.

         Anthony J. Caputo serves on the Board and has been nominated at the express request of Ronald M. Bellisario on behalf of the Bellisario family shareholders.

         William B. Stade and Kermit L. Knuppenburg are brothers-in-law. There are no other family relationships between any of the directors or executive officers of the Company. None of the nominees for the Board serves as a director of another publicly owned company, other than General O'Loughlin with respect to Amcast Industrial Corp.

         The Board of Directors has established a Compensation Committee, which is presently comprised of Messrs. Blank, Stevens, and Knuppenburg. The Compensation Committee reviews and recommends to the Board the salaries of all officers of the Company and remuneration of the directors.

         The Board has also established an Executive Committee, composed of Messrs. Stevens, Stade and Livorine, to oversee management of the Company. The Company's executive officers report to this Committee.

         The Board has also established a Public Market Committee, composed of Messrs. Burdett, Caputo, Knuppenburg, Lianos, O'Loughlin and Stade, to explore options for enhancing stockholder value.

         The Board has not established a nominating committee, nor has the Board established an audit committee or similar committee. In these matters, the Board of Directors acts as a committee of the whole.

         During the fiscal year ended October 31, 2000, the Board met six times, the Compensation Committee met one time, and the Public Market Committee met four times. The Executive Committee met monthly during the year.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information concerning the persons who served as executive officers of the Company during fiscal year ended October 31, 2000.

         Name and Age                      Office and Length of Service
         ------------                      ----------------------------

         William B. Stade, 63              Chairman of the Board since August
                                           1996. Prior thereto, President from
                                           1992 to 2000 and Executive Vice
                                           President from 1971 to 1992.

         Clark V. Stevens, 67              Secretary since 1977.

         William P. Lianos, 64             President since 2000 and Treasurer
                                           since 1986. Prior thereto,
                                           Executive Vice President
                                           from 1994 to 2000 and Vice
                                           President from 1991 to
                                           1994.

         Kevin P. Sullivan, 52             Vice President and General Sales
                                           Manager since 2000.

         Each of the executive officers serves at the pleasure of the Board of Directors. Background information regarding Messrs. Stade, Stevens and Lianos is set forth under "Election of Directors."

         Kevin P. Sullivan served as General Sales Manager of the Company from 1981 until February 16, 2000. On February 16, 2000, the Board of Directors elected Mr. Sullivan to the position of Vice President and General Sales Manager of the Company.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         For its most recent fiscal year, the Company is aware of the following failures of directors, officers or beneficial owners of more than 10% of the Company's equity securities to file timely any report on Form 3, 4 or 5 required under Section 16(a) of the Securities Exchange Act of 1934: Kermit L. Knuppenburg and William B. Stade did not file Form 4 or Form 5 to report their acquisition, within the meaning of Section 16 of the Securities Exchange Act, of 210,196 shares of common stock in August, 2000; William B. Stade,

Jr. and Richard Voelker did not file Form 3 or Form 5 to report their acquisition, within the meaning of Section 16 of the Securities Exchange Act, of 210,196 shares of common stock in August, 2000; Stade, L.L.C. did not file Form 3 or Form 5 to report its acquisition, within the meaning of Section 16 of the Securities Exchange Act, of 140,035 shares of common stock in July, 2000; and the Dottice E. Stade Revocable Trust U/A/D 7/27/83 did not file Form 3 or Form 5 to report its ownership, within the meaning of Section 16 of the Securities Exchange Act, of 210,196 shares of common stock in August, 2000. The acquisitions described above for Kermit L. Knuppenburg, William B. Stade, William B. Stade, Jr. and Richard Voelker arose when they became successor trustees of the Dottice E. Stade Revocable Trust U/A/D 7/27/83 upon the death of Dottice E. Stade on August 24, 2000. For further information on these holdings, see footnote 3 following the table under "Security Ownership of Management."


Item 11.  Executive Compensation

Summary Of Cash And Certain Other Compensation

         The following table sets forth the cash compensation paid by the Company as well as other compensation paid or accrued during the Company's last three fiscal years to (i) the Chief Executive Officer of the Company and (ii) each of the executive officers of the Company whose annual compensation exceeded $100,000.

                         Summary Compensation Table (1)
--------------------------------------------------------------------------------

    Name and Principal                             Annual           All Other
        Position                       Year     Compensation     Compensation(2)
    ------------------                 ----     ------------     ---------------

    William B. Stade                   2000       $  94,167          $  15,813
    Chief Executive Officer            1999         162,584             63,995
                                       1998         150,500             44,262

    William P. Lianos                  2000         206,667             86,459
    President and Treasurer            1999         187,083            184,469
                                       1998         169,750            126,094

    Kevin P. Sullivan                  2000          96,250             29,150
    Vice President and
    General Sales Manager

         (1) Cash compensation does not reflect Messrs. Stade's, Lianos' and Sullivan's use of Company automobiles, the individual amounts of which did not exceed 10% of the compensation paid to either executive officer and the aggregate amount of which did not exceed 10% of the total compensation paid to all executive officers as a group.

         (2) All other compensation includes contributions made by the Company on behalf of the named executive officers under the Company's 401(k) plan and bonuses paid under the Company's Incentive Compensation Plan. For the year 2000, Mr. Stade's compensation includes consulting and supplemental pension of $20,000 annually.


Annuity, Pension or Retirement Benefits

                    Annual Benefit Examples at Age 65 in 2000
                    -----------------------------------------
              Based Upon Years of Service Through December 15, 1989

     Average
     Earnings         10           15           20           25           30
     --------     ---------    ---------    ---------    ---------    ---------
     $ 40,000     $ 3,200      $ 4,800      $ 6,400      $ 8,000      $ 9,600
      105,000       8,400       12,600       16,800       21,000       25,200
      170,000      13,600       20,400       27,200       34,000       40,800
      235,000      18,800       28,200       37,600       47,000       56,400
      300,000      24,000       36,000       48,000       60,000       72,000

         The Company's Salaried Employee Pension Plan is a qualified non-contributory defined benefit pension plan which is intended to be qualified under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended (the "Plan"). In December 1988, the Board of Directors approved the termination of the Plan and additional benefits ceased accruing effective December 15, 1989 (the "Termination Date"). On June 29, 1990, the Company received approval from the Internal Revenue Service to terminate the Plan and Plan assets were used to purchase annuities to cover the accrued benefits of all Plan participants payable upon the employee's retirement at age 65 or upon early retirement on or after age 55. The Plan provided optional early retirement benefits, provided that the participant had attained age 55 and completed at least ten years of service with the Company, although after termination of the Plan, the participant no longer needs to complete ten years of service with the Company to receive early retirement benefits. The Plan covered all full-time employees (except certain employees whose employment is governed by a collective bargaining agreement) who completed one year of service (at least 1,000 hours) and attained the age of 21 years or completed three years of employment. Generally, monthly payments based upon years of credited service and the employee's yearly earnings are payable to or on behalf of each covered employee upon such employee's retirement.

         Benefits were calculated at 8/10 of 1% of annual earnings for each credited year of service after the effective date of the Plan. Annual earnings under the Plan were defined as gross earnings as reflected on an employee's Form W-2. The maximum yearly pension benefit is the smallest of: (a) the benefits credited to the employee under the benefit formula; or (b) 100% of the employee's average yearly earnings (if over $10,000), in the three consecutive years of highest earnings; or (C) the maximum yearly pension benefit under the Plan ($98,064 as of the Termination Date). Benefits are fully vested after ten years.

         Mr. Stade and Mr. Sullivan have 17 credited years of service under the Plan and Mr. Lianos has 7 years of credited service. The benefits payable under the Plan are not subject to deduction for Social Security or other offset amounts. Estimated annual benefits payable as a life annuity upon retirement at age 65 to persons retiring in 1998 are shown in the table above according to "average earnings" (calculated as provided in the Plan) and "years of service" (as defined in the Plan).

         The Company makes a voluntary contribution to the Salaried Employees 401(k) Plan. The contribution in fiscal year 2000 amounted to $84,400, distributed based upon employee base compensation.

Compensation of Directors

         During the fiscal year ended October 31, 2000, directors (other than those who are also officers or employees of the Company) were paid a $5,000 annual retainer in addition to $1,000 for each Board of Directors meeting attended. A $2,000 monthly fee is paid to the Executive Committee members who are not full-time employees of the Company. The $2,000 monthly fee is a temporary measure that will continue only so long as the Executive Committee's management oversight function continues. Members of the Compensation Committee who are not full-time employees of the Company are paid $1,000 per meeting attended. Members of the Public Market Committee who are not full-time employees of the Company are paid $1,000 per meeting attended.

Director Stock Purchase Plan

         Following the end of the 2000 fiscal year, the Board of Directors on February 21, 2001 adopted the 2001 Director Stock Purchase Plan (the "Stock Purchase Plan"). The purpose of the Stock Purchase Plan is to attract, motivate and retain directors who elect to participate in the Plan by offering them the opportunity to increase their ownership of Company shares and to strengthen the mutuality of interests between those directors and the Company's shareholders.

         The Stock Purchase Plan authorizes each person who was a director on the date the plan was adopted to purchase a number of shares equal to $10,000 divided by the book value per share of the Company's common stock as of October 31, 2000 ($23.38), rounded down to the nearest whole share. Based on the book value on that date, each director became entitled to purchase 427 shares. The purchase price per share equals the $23.38 book value per share as of October 31, 2000.

         Directors may purchase shares for a period of up to 90 days following the adoption of the Stock Purchase Plan. In addition, the Stock Purchase Plan provides that if any director fails to purchase all of the shares which he is entitled to purchase, the directors who did purchase their entire allotment may purchase the remaining shares pro rata.

         Each director who purchases shares under the Plan has a right to put the shares back to the Company for repurchase. The put right may be exercised beginning six months after the date the director delivers a subscription agreement and payment for the shares, and expiring on the tenth anniversary of the beginning date. The Company's ability to repurchase shares may be subject to certain limitations imposed under the Michigan Business Corporation Act. The purchase price per share to be paid for any repurchase will equal the book value per share as of the end of the Company's fiscal year most recently ended prior to the exercise of the put right.

Employment Agreement With President

         On September 2, 1994 the Company executed an employment agreement with William P. Lianos, effective as of July 1, 1994. Pursuant to the terms of the Employment Agreement, Mr. Lianos is to perform those duties and responsibilities assigned by the Board of Directors, which are to be commensurate with his status as Chief Operating Officer and Chief Financial Officer of the Company and its subsidiary, The McLaughlin Company. The Employment Agreement provides for an annual salary, payable in semi-monthly installments plus any increases in the annual rate of compensation which the Board may determine from time to time. In addition, the Board of Directors may, but is not required to, determine a bonus to be paid to Mr. Lianos pursuant to the Agreement for any fiscal year ending during the term of the Agreement.

         Mr. Lianos is also entitled to sole use of an automobile purchased or leased for him by the Company and to receive such fringe benefits, including participation in the profit sharing plan, medical benefits, term life insurance and the like, as he was receiving on the date of the Agreement so long as the Company maintains such plans for its executives.

         In the event of his disability, Mr. Lianos is entitled to receive his full salary unless the Board determines that such disability shall prevent him from rendering services necessary in the performance of his duties for a period of six consecutive months. In that event the Board may terminate his employment, upon ten days prior notice delivered after expiration of such six month period. Upon such termination, or upon his death, during the term of the Agreement, Mr. Lianos (or his estate) is entitled to receive his full salary through the last day of the month in which such death or termination occurs plus 75% of the salary called for under the Agreement during the remainder of the term of the Agreement, reduced by any disability benefits received by him from insurance carriers with respect to which insurance premiums were paid by the Company.

         Under its original term, the Agreement was to expire June 30, 1996. At the meeting of the Board of Directors on December 20, 1995, the Compensation Committee recommended and the Board of Directors approved an extension of the Employment Agreement through October 31, 1998, and an increase in the annual salary to $145,000, effective January 1, 1996. At the meeting of the Board of Directors on December 17, 1997, the Compensation Committee recommended and the Board of Directors approved an extension of the Employment Agreement through October 31, 2001, and an increase in the annual salary to $172,500 effective January 1, 1998. At the meeting of the Board of Directors on December 16, 1999, the Compensation Committee recommended and the Board of Directors approved an extension of the Employment Agreement through October 31, 2004, and an increase in the annual salary to

$210,000 effective January 1, 2000. On February 16, 2000, following the resignation of Mr. Stade as President of the Company, Mr. Lianos was elected President, Chief Executive Officer and Treasurer of the Company. At the meeting of the Board of Directors on December 15, 2000, the Compensation Committee recommended and the Board of Directors approved an increase in the annual salary to $228,500 effective January 1, 2001. The Agreement may be terminated, prior to the expiration of its term, by the Company for cause as defined in the Agreement.


                          COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors for the fiscal year ending October 31, 2000 consisted of Messrs. Blank, Stevens and Knuppenburg. With respect to compensation awarded for that fiscal year, the Committee makes the following report:

         Mr. Stade's annual salary as Chairman of the Board remained at $65,000.

         As mentioned above, the Board of Directors approved an increase in Mr. Lianos' salary to $228,500 effective January 1, 2001. Mr.
Sullivan's annual salary was increased to $112,000 effective January
1, 2001.

         An Incentive Compensation Plan for all exempt salaried employees including officers was in effect for the fiscal year ended October 31, 2000. The Board of Directors approved a new Incentive Compensation Plan for the fiscal year ending October 31, 2001. The new incentive plan provides for the creation of an incentive bonus pool equal to 20% of the Company's consolidated pretax profits in excess of $2,250,000. In calculating pretax profits, (1) bonuses paid under the incentive plan or any other bonuses for the fiscal year will not be included as expenses, and (2) gains from non-operational transactions (such as equipment sales or receipt of life insurance proceeds, for example) will not be included as profits. The Incentive Compensation Plan provides that 30% of the bonus pool is reserved for Mr. Lianos and 15% is reserved for Mr. Sullivan, except that payments to Mr. Lianos may not exceed 100% of his base salary and payments to Mr. Sullivan may not exceed 60% of his base salary. The remaining 55% of the bonus pool is to be paid to the Company's General Operations Manager, other Corporate Managers and other exempt salaried personnel as determined by the Company's Chief Executive Officer (Mr. Lianos) based on his determination of the relative contribution of such individuals to the pretax profits. The bonus paid to the General Operations Manager, Chief Engineer and/or Corporate Controller, may not exceed 50% of their respective base salaries, while bonuses to other Corporate Managers and other exempt salaried personnel may not exceed 25% and

15%, respectively, of their base salaries. The incentive bonus plan is effective only for the fiscal year ending October 31, 2001.

         It is the Compensation Committee's belief that the salaries for Mr. Lianos and Mr. Sullivan are reasonable for persons performing the functions performed by them for companies of the size and character of the Company. In establishing the compensation to be paid to the officers, the Committee took cognizance of the Company's financial performance along with industry problems in fiscal 2000, as well as Mr. Stade's reduced responsibilities following his resignation as President of the Company in February, 2000; however, the Committee did not establish or use any specific performance-based criteria, quantitative or qualitative, in determining the compensation to be paid any officers.

                                Charles E. Blank
                                Clark V. Stevens
                                Kermit L. Knuppenburg


Item 12.  Security Ownership of Certain Beneficial Owners and Managers

                             PRINCIPAL SHAREHOLDERS

         The following persons beneficially owned shares of the Common Stock of the Company in the amounts and percentages shown as of February 21, 2001, and are the only persons known to the Company to own beneficially more than 5% of the Common Stock. The determination of beneficial ownership was made in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, which specifies that a beneficial owner includes "any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:
(1) Voting power which includes the power to vote, or direct the voting of, his or her shares, and/or (2) Investment power which includes the power to dispose, or to direct the disposition of" his or her shares. The nature of beneficial ownership is sole voting and investment power except as otherwise indicated in the footnotes to the table.

                                        Amount and
                                        Nature of                 Percent
         Name and Address               Beneficial                  of
         of Beneficial Owner            Ownership                  Class
         -------------------            ----------                -------
William B. Stade (1)(5)                 212,889                    33.2%
54467 Comet Court
Shelby Twp., Michigan 48316

Kermit L. Knuppenburg (2)(5)            365,888                    57.0%
13201 Stephens Road

Warren, Michigan 48089

Frank C. Bellisario (3)                  40,389                      6.3%
38014 Rockhill
Clinton Township, Michigan 48036

Ronald M. Bellisario                     41,899                      6.5%
4964 Deer Creek Circle N.
Washington, MI 48094

Doreen E. Paulson (4)                    35,679                      5.6%
47952 Liberty Drive
Shelby Twp., Michigan 48315

William B. Stade, Jr. (5)               210,196                     32.8%
24134 Manila
Clinton Twp., Michigan 48035

Richard Voelker (5)                     210,196                     32.8%
5428 Burton
Capac, Michigan 48014

----------------------------

(1) Includes 427 shares which Mr. Stade has the right to acquire under the Company's 2001 Director Stock Purchase Plan.

(2) Includes 12,435 shares held jointly with Mr. Knuppenburg's spouse and 427 shares which Mr. Knuppenburg has the right to acquire under the Company's 2001 Director Stock Purchase Plan.

(3)  Does not include 2,200 shares owned by Mr. Bellisario's wife.

(4)  Does not include 4,200 shares owned by Mrs. Paulson's husband.

(5)  Includes 70,161 shares standing in the name of the Trustee of the Dottice
     E. Stade Revocable Trust U/A/D 7/27/83. William B. Stade, Kermit L. Knuppenburg, William B. Stade, Jr. and Richard Voelker are successor Trustees of the trust, and in that capacity share the right to vote and dispose of such shares. Also includes 140,035 shares owned by Stade LLC, a Michigan limited liability company. The members of this LLC are the trustees of the Dottice E. Stade Revocable Trust U/A/D 7/27/83 and the trustee of the William B. Stade Revocable Trust U/A/D 7/23/83. William B. Stade, Kermit L. Knuppenburg, William B. Stade, Jr. and Richard Voelker, in their capacities as successor Trustees of the Dottice E. Stade Revocable Trust U/A/D 7/27/83, and William B. Stade, in his separate capacity as Trustee of the William B. Stade Revocable Trust U/A/D 7/23/83, share the right to vote and dispose of the LLC shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common Stock by all persons who served as members of the Board of Directors during the fiscal year ended October 31, 2000, all nominees for the Board, the named executive officers and all directors and officers of the Company as a group, calculated as of December 31, 2000. The nature of beneficial ownership is sole voting and investment power except as otherwise indicated in the footnotes to the table.

                                               Number                Percent
                                              of Shares (1)          of Class
                                              ---------              --------
         William B. Stade (2)(3)              212,889                 33.2%
         Clark V. Stevens (4)                  15,122                  2.4%
         Charles E. Blank                       1,400                     *
         William P. Lianos (5)                  3,922                     *
         Anthony W. Livorine                    2,302                     *
         Kermit L. Knuppenburg (3)(6)         365,888                 57.0%
         Anthony J. Caputo                        427                     *
         Howard W. Burdett (7)                    902                     *
         Gen. Earl T. O'Loughlin                  902                     *
         Kevin P. Sullivan                          0                     *
                                              -------                 -----

         All directors, nominees and
         executive officers as a group
         (10 persons) (8)                     393,558                 61.0%
                                              =======                 =====

----------------------

(1) The above totals include, for each director, 427 shares which the director is entitled to purchase pursuant to the Company's 2001 Director Stock Purchase Plan adopted February 21, 2001.

(2) Includes 2,266 shares owned by the William B. Stade Revocable Trust U/A/D 7/23/83.

(3)  Includes 70,161 shares standing in the name of the Trustee of the Dottice
     E. Stade Revocable Trust U/A/D 7/27/83. William B. Stade, Kermit L. Knuppenburg, William B. Stade, Jr. and Richard Voelker are successor Trustees of the trust, and in that capacity share the right to vote and dispose of such shares. Also includes 140,035 shares owned by Stade LLC, a Michigan limited liability company. The members of this LLC are the trustees of the Dottice E. Stade Revocable Trust U/A/D 7/27/83 and the trustee of the William B. Stade Revocable Trust U/A/D 7/23/83.

     William B. Stade, Kermit L. Knuppenburg, William B. Stade, Jr. and Richard Voelker, in their capacities as successor Trustees of the Dottice E. Stade Revocable Trust U/A/D 7/27/83, and William B. Stade, in his separate capacity as Trustee of the William B. Stade Revocable Trust U/A/D 7/23/83, share the right to vote and dispose of the LLC shares.


(4) Includes 3,120 shares held jointly with Mr. Stevens' spouse and 11,575 shares held individually by Mr. Stevens.

(5)  Includes 3,495 shares held jointly with Mr. Lianos' spouse.

(6)  Includes 12,435 shares held jointly with Mr. Knuppenburg's spouse.

(7)  Includes 475 shares held jointly with Mr. Burdett's spouse.

(8) The following shares have been counted only once in determining the total number of shares, and percent of class, held by all directors and executive officers as a group: 70,161 shares indicated for William B. Stade, Kermit
     L. Knuppenburg, William B. Stade, Jr. and Richard Voelker as trustees of the Dottice E. Stade Revocable Trust U/A/D 7/27/83 and 140,035 shares owned by Stade LLC and indicated for William B. Stade, Kermit L. Knuppenburg, William B. Stade, Jr. and Richard Voelker, in each case as indicated in footnote (3) above.

Item 13.   Certain Relationships and Related Transactions

         Clark V. Stevens, a director of the Company, is the President and owner of Clark V. Stevens, Professional Corporation, a law firm which provided services to the Company in the fiscal year ended October 31, 2000. In 2000, Clark V. Stevens, Professional Corporation, was paid fees for services by the Company in the amount of $21,000. The Company proposes to retain this firm during the current fiscal year.

         Kermit L. Knuppenburg, a director of the Company and brother-in-law of William B. Stade, performs commissioned sales representative services for the Company through Select Sales, Inc. Amounts paid by the Company for these services for the fiscal year ended October 31, 2000 were approximately $270,940.

         Frank C. Bellisario is President and Ronald M. Bellisario are principal shareholders of Soramatic Precision Machining which performs certain secondary operations on fasteners manufactured by the Company and are paid an amount comparable to the fees a non-affiliated party would charge for like services. These fees amounted to $224,685 for fiscal year ending October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MICHIGAN RIVET CORPORATION


                                             /s/ William P. Lianos
                                             ---------------------------------
                                             William P. Lianos
                                             President and Treasurer

                                             Date:  February 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities indicated on the 28th day of February, 2001.



/s/ William B. Stade                         /s/ William P. Lianos
--------------------------------             -----------------------------------
William B. Stade                             William P. Lianos
Chairman of the Board                        President, Treasurer and Director
and Director                                 (Principal Financial &
                                             Accounting Officer)



/s/ Anthony W. Livorine                      /s/ Clark V. Stevens
--------------------------------             -----------------------------------
Anthony W. Livorine                          Clark V. Stevens
Director                                     Director



/s/ Kermit L. Knuppenburg                    /s/ Charles E. Blank
--------------------------------             -----------------------------------
Kermit L. Knuppenburg                        Charles E. Blank
Director                                     Director



/s/ Anthony J. Caputo                        /s/ Howard W. Burdett
--------------------------------             -----------------------------------
Anthony J. Caputo                            Howard W. Burdett
Director                                     Director


/s/ Earl T. O'Loughlin
--------------------------------
Gen. Earl T. O'Loughlin
Director