Form 10-Q
period 2001-01-31
MICHIGAN RIVET CORP
filed 2001-03-06
CIK 65666

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


For Quarter ended January 31, 2001

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

There were 641,375 outstanding shares of the registrant's common stock, $1.00 par value, as of January 31, 2001, close of the period covered by this report.

MICHIGAN RIVET CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

PART I.  FINANCIAL INFORMATION                                         FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                        ASSETS
                                                     January 31,     October 31,
                                                         2001            2000
                                                     -----------   -------------

Current Assets:
  Cash............................................   $    35,336    $    18,950
  Accounts receivable, less allowance of $50,000..     4,424,057      6,523,119
  Inventories.....................................     5,460,509      5,730,509
  Deferred federal income taxes...................       760,000        760,000
  Prepaid expenses and other current assets.......       190,978        201,460
                                                     -----------    -----------
                        TOTAL CURRENT ASSETS......    10,870,880     13,234,038

Other Assets......................................       846,434        846,434

Property, Plant and Equipment.....................    30,806,596     30,573,715
  Less accumulated depreciation...................    17,626,249     17,249,749
                                                     -----------    -----------
                                                      13,180,347     13,323,966
                                                     -----------    -----------
                                                     $24,897,661    $27,404,438
                                                     ============   ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank...........................   $   615,000    $   585,000
  Accounts payable................................     3,508,983      4,569,482
  Payroll and employees benefits..................       550,366      1,061,905
  Other accrued expenses..........................        12,385        341,453
  Current maturities of long-term debt............       315,771        315,771
                                                     -----------    -----------
                    TOTAL CURRENT LIABILITIES          5,002,505      6,873,611

Long-Term Debt....................................     1,390,733      1,466,206

Accrued Retiree Health Liability..................     4,131,294      4,071,957

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 641,375 shares................    641,375        641,375
  Other capital...................................       174,488        174,488
  Retained earnings...............................    13,557,266     14,176,801
                                                     -----------    -----------
                                                      14,373,129     14,992,664
                                                     -----------    -----------
                                                     $24,897,661    $27,404,438
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q







MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED)





                                     Three Months Ended
                                         January 31
                                  --------------------------
                                      2001          2000
                                  -----------   ------------

Net sales.......................  $ 7,658,295   $10,327,184

Cost and expenses:
  Cost of products sold.........    7,530,058     8,872,872
  Selling, administrative
         and general expenses...      781,876       773,806
  Interest expense..............       51,966        53,341
                                  -----------   -----------
                                    8,363,900     9,700,019
                                  -----------   -----------
         Income (Loss) before
            income taxes........     (705,605)      627,165

Income taxes (credit)...........     (240,000)      213,000
                                  -----------   -----------
         Net Income (Loss)......  $  (465,605)  $   414,165
                                  ===========   ===========


Net income (loss) per share.....  $      (.73)  $       .65
                                  ===========   ===========

Dividends per share.............  $       .24   $       .24
                                  ===========   ===========




See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
       CASH FLOWS (UNAUDITED)



                                                                  Three Months Ended
                                                                     January 31
                                                              ---------------------------
                                                                 2001            2000
                                                              -----------     -----------



OPERATING ACTIVITIES
  Net income (loss)........................................   $  (465,605)    $   414,165
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation......................................       376,500         339,000
         Accrued retiree health liability..................        59,337          44,760
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable...........................     2,099,062         870,189
             Inventories...................................       270,000          11,000
             Prepaid expenses and other current assets.....        10,482           7,637
             Accounts payable & other accrued expenses.....    (1,901,106)     (1,837,190)
                                                              ------------    ------------
                  NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES                           448,670        (150,439)

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment.............      (232,881)       (910,620)

FINANCING ACTIVITIES
  Net proceeds from short-term debt........................        30,000       1,262,711
  Payments on long-term debt...............................       (75,473)        (75,323)
  Dividends................................................      (153,930)       (153,245)
                                                              ------------    ------------
                  NET CASH PROVIDED BY (USED IN) FINANCING
                   ACTIVITIES..............................      (199,403)      1,028,721
                                                              ------------    ------------
                  INCREASE (DECREASE) IN CASH..............        16,386         (32,338)

Cash at beginning of period..........................              18,950          99,220
                                                              ------------    ------------
                  CASH AT END OF PERIOD....................    $   35,336     $    66,882
                                                              ============    ============


See notes to condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION

Results of Operations


Net sales for the quarter ended January 31, 2001 of $7,658,000 decreased $2,669,000, or 25.8%, from the sales reported in the comparable period a year ago. The decrease in sales resulted from lower releases from automotive customers and price reductions. The net loss for the quarter ended January 31, 2001 was $466,000 vs. a profit of $414,000 in the comparable period a year ago.


The increase in cost of sales percentage for the current fiscal year quarter is due to volume related lower absorption of fixed costs, higher hourly rates, medical expenses, utilities and equipment repairs.


Selling, general, and administrative expenses were 10.2% of sales as compared to 7.5% for the previous year comparable period. This increase was due to higher directors fees and outside technical service expense.


Interest expense decreased $1,000 due primarily to lower short-term borrowing during the period. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.


Liquidity and Capital Resources


The Company has short-term credit lines aggregating $5,000,000. At January 31, 2001, $615,000 was borrowed on this facility. Additionally, cash generated from operations was used to purchase machinery and equipment and reduce long-term debt. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 2001.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
   -------------------------------
   William P. Lianos

   President and Treasurer
   (Principal Financial & Accounting Officer)


Date   3-05-01
      ----------------------------