Form 10-Q
period 2001-04-30
MICHIGAN RIVET CORP
filed 2001-06-20
CIK 65666

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


For Quarter ended April 30, 2001

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


There were 641,375 outstanding shares of the registrant's common stock, $1.00 par value, as of April 30, 2001, close of the period covered by this report.

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

PART I.  FINANCIAL INFORMATION                                        FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS
                                                                      April 30,        October 31,
                                                                        2001              2000
                                                                     -----------       -----------

Current Assets:
  Cash ......................................................       $   287,977        $    18,950
  Accounts receivable, less allowance of $50,000 ............         5,151,789          6,523,119

Inventories:
  Finished products .........................................           956,218          1,848,188
  In process ................................................         3,073,954          3,541,984
  Raw materials .............................................           399,337            340,337
                                                                    -----------        -----------
Total inventories ...........................................         4,429,509          5,730,509

  Deferred federal income taxes .............................           760,000            760,000
  Prepaid expenses and other current assets .................           158,950            201,460
                                                                    -----------        -----------
                       TOTAL CURRENT ASSETS .................        10,788,225         13,234,038

Other Assets ................................................           846,434            846,434

Property, Plant and Equipment ...............................        31,178,319         30,573,715
  Less accumulated depreciation .............................        18,002,749         17,249,749
                                                                    -----------        -----------
                                                                     13,175,570         13,323,966
                                                                    -----------        -----------
                                                                    $24,810,229        $27,404,438
                                                                    ===========        ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to bank .....................................       $         0        $   585,000
  Accounts payable ..........................................         3,958,987          4,569,482
  Payroll and employee benefits .............................           539,954          1,061,905
  Other accrued expenses ....................................            95,591            341,453
  Current maturities of long-term debt ......................           315,771            315,771
                                                                    -----------        -----------
                       TOTAL CURRENT LIABILITIES                      4,910,303          6,873,611

Long-Term Debt ..............................................         1,308,998          1,466,206

Accrued Retiree Health Liability ............................         4,182,294          4,071,957

Shareholders' Equity
  Common stock - $1 par value
         Authorized - 1,000,000 shares
         Outstanding - 641,375 shares .......................           641,375            641,375
  Other capital .............................................           174,488            174,488
  Retained earnings .........................................        13,592,771         14,176,801
                                                                    -----------        -----------
                                                                     14,408,634         14,992,664
                                                                    -----------        -----------
                                                                    $24,810,229        $27,404,438
                                                                    ===========        ===========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)




                                         Three Months Ended                    Six Months Ended
                                              April 30                             April 30
                                      --------------------------         -----------------------------
                                           2001          2000                2001            2000
                                      -------------   ----------         -------------   -------------

Net sales ...................         $ 9,079,161   $ 11,716,646         $ 16,737,456    $ 22,043,830

Cost and expenses:
  Cost of products sold .....           8,257,146      9,924,527           15,787,204      18,797,399
  Selling, administrative
      and general expenses...             723,325        687,445            1,505,201       1.461,251
  Interest expense ..........              45,185         78,691               97,151         132,032
                                      -----------   ------------         ------------    ------------
                                        9,025,656     10,690,663           17,389,556      20,390,682
                                      -----------   ------------         ------------    ------------
      Income before
        income taxes ........              53,505      1,025,983             (652,100)      1,653,148

Income taxes ................              18,000        349,000             (222,000)        562,000
                                      -----------   ------------         ------------    ------------
      Net Income ............         $    35,505   $    676,983         $   (430,100)   $  1,091,148
                                      ===========   ============         ============    ============

Net Income per share ........            $    .06       $   1.06             $   (.67)       $   1.71
                                         ========       ========             ========        ========

Dividends per share .........            $      0       $    .12             $    .24        $    .36
                                         ========       ========             ========        ========



See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

MICHIGAN RIVET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF
      CASH FLOWS (UNAUDITED)




                                                                         Six Months Ended
                                                                             April 30
                                                                 -------------------------------

                                                                       2001             2000
                                                                 -------------      ------------

OPERATING ACTIVITIES
  Net income (loss) ....................................         $  (430,100)       $ 1,091,148
  Adjustments to reconcile net income to net cash
    used in operating activities:
         Depreciation ..................................             753,000            695,000
         Accrued retiree health liability ..............             110,337             79,349
         Cash provided from (used in) changes in
           operating assets and liabilities:
             Accounts receivable .......................           1,371,330           (843,495)
             Inventories ...............................           1,301,000            504,000
             Prepaid expenses and other current assets..              42,510            (41,777)
             Accounts payable & other accrued expenses..          (1,378,308)          (618,966)
                                                                 -----------        -----------
                  NET CASH PROVIDED BY
                   OPERATING ACTIVITIES ................           1,769,769            865,259

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment .........            (604,604)        (2,181,623)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt ...........            (585,000)         1,914,289
  Payments on long-term debt ...........................            (157,208)          (111,975)
  Dividends paid .......................................            (153,930)          (229,868)
                                                                 -----------        -----------
                  NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES ................            (896,138)         1,572,446
                                                                 -----------        -----------
                  INCREASE IN CASH .....................             269,027            256,082

Cash at beginning of period ............................              18,950             99,220
                                                                 -----------        -----------
                  CASH AT END OF PERIOD ................         $   287,977        $   355,302
                                                                 ===========        ===========


See notes to condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


MICHIGAN RIVET CORPORATION


Results of Operations

Net sales in the quarter ended April 30, 2001 of $9,079,000 decreased $2,637,000, or 22.5% from the sales reported in the comparable period a year ago. The decrease in sales resulted from lower orders and price concessions to our customers. The net profit for the quarter ended April 30, 2001 was $36,000 vs. a net profit of $677,000 in the comparable period a year ago.

The cost of sales percentage was 90.9% for the current fiscal year quarter vs. 84.7% in the comparable period a year ago. This increase was due to volume related lower absorption of fixed costs, higher hourly rates/benefits, medical expenses and utilities.

Selling, general and administrative expenses were 8.0% of sales for this period and 5.9% for the previous year comparable period. This was due to lower provision for employee bonus plans and normal Single Business Tax provision. The prior period had a Single Business Tax refund.

Interest expense decreased $34,000 due primarily to lower borrowing base and interest rates. The interest rate paid by the Company to Comerica Bank is tied to the prevailing prime rate.

For the first six months of 2001, net sales of $16,737,000 were 24.1% lower than the same period in 2000, due primarily to lower release schedules from our customers and price reductions. The net loss for the first six months of 2001 was $(430,000) vs. a net profit of $1,091,000 in the comparable period a year ago. The cost of sales was 94.3% as compared to 85.3% for the prior year. This was primarily due to higher cost of medical insurance, utilities and lower absorption of fixed costs because of the lower volume.

Ford Motor Company notified Michigan Rivet Corporation in May, 2001 that due to continued supplier consolidation and the Plant Provider program the Petoskey Plant business with Ford direct would be resourced within twelve months. The current Ford sales of $6.5 million annually represents 35 to 40% of the volume at the Petoskey Plant. Plans have been made to reduce the Petoskey operation while we continue attempts to replace all or a portion of the lost work to Ford. The down side of the projection is a planned break-even level near term.

Financial Condition

Liquidity and Capital Resources


The Company has short-term credit lines aggregating $5,000,000. At April 30, 2001, $0 was outstanding. Our cash increased $269,000 from the beginning of the Fiscal Year 2001. Our cash flow from operating activities was $1,770,000 in Fiscal Year 2001, due primarily to reductions in inventories and non-cash expenses for depreciation and accrued health liability offset by the net operating loss. We used cash of $605,000 to acquire equipment. We used cash of $742,000 to pay down short and long-term bank debt. We used cash of $154,000 to pay dividends to shareholders. The Company anticipates that funds provided by operations together with funds available under its credit lines will be sufficient to meet the Company's liquidity needs for the remainder of fiscal year 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

At the end of the quarter covered by this report, the Company had no material exposure to market risks from instruments related to currency, interest rates or otherwise.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2001, the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Clark V. Stevens, William B. Stade, Charles E. Blank, William P. Lianos, Anthony W. Livorine, Kermit L. Knuppenburg, Anthony J. Caputo, Gen. Earl T. O'Loughlin and Howard W. Burdett to the Company's Board of Directors. In the election of Mr. Lianos, 616,430 total votes were cast in favor and 153 votes were cast against or withheld. In addition, there were 24,792 abstentions and 0 broker non-voters. In the election of Mr. Stade and Mr. Knuppenburg, 616,443 total votes were cast in favor and 140 votes were cast against or withheld for each nominee. In addition, there were 24,792 abstentions and 0 broker non-voters for each nominee. In the election of Mr. Caputo, 616,220 total votes were cast in favor and 363 votes were cast against or withheld. In addition, there were 24.792 abstentions and 0 broker non-voters. In the election of Mr. Stevens and Mr. Livorine, 616,333 total votes were cast in favor and 250 votes were cast against or withheld for each nominee. In addition, there were 24,792 abstentions and 0 broker non-voters for each nominee. In the election of Gen. O'Loughlin and Mr. Blank, 616,330 total votes were cast in favor and 253 votes were cast against or withheld. In addition, there were 24,792 abstentions and 0 broker non-voters. In the election of Mr. Burdett, 616,330 total votes were cast in favor and 263 votes were cast against or withheld. In addition, there were 24,792 abstentions and 0 broker non-votes.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the quarter ended April 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


Michigan Rivet Corporation




By /s/ William P. Lianos
  --------------------------------
   William P. Lianos

President and Treasurer
   (Principal Financial & Accounting Officer)


Date   5-30-01
      ---------